Form 10-K
period 1993-12-31
MORNINGSTAR GROUP INC
filed 1994-03-29
CIK 832768

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(MARK ONE)
(x) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1993, or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from               to

                         Commission file number 0-19075

                           THE MORNINGSTAR GROUP INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        75-2217488
      (State or other jurisdiction                           (I.R.S. Employer
            of incorporation)                               Identification No.)

      5956 SHERRY LANE, SUITE 1100
              DALLAS, TEXAS                                     75225-6522
(Address of principal executive offices)                        (Zip Code)

      Registrant's telephone number, including area code:  (214) 360-4777

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X   .   No ______.

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      The aggregate market value of Common Stock held by non-affiliates of the Registrant on January 31, 1994 was approximately $62,514,445.

      As of February 28, 1994, the number of shares outstanding of common stock was:
               Common Stock,  $.01 par value:  14,322,062 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

      Part II of this Form 10-K incorporates information from the Registrant's Annual Report to Stockholders for the year ended December 31, 1993. Part III of this Form 10-K incorporates information from the Registrant's definitive Proxy Statement relating to the Registrant's annual meeting of stockholders to be held on May 19, 1994.

                                     PART I


ITEM 1.  BUSINESS.

THE COMPANY

      The Morningstar Group Inc. ("Morningstar" or the "Company") is a national manufacturer and marketer of refrigerated specialty food products that include:
(i) branded products and (ii) other specialty, dairy-based ultra-pasteurized ("UHT") and cultured products. In addition, the Company operates Velda Farms Inc. ("Velda"), a Florida-based regional dairy supplying of dairy products to a broad range of customers.

      The Company was formed in 1988 to acquire several regional dairies, novelty/ice cream operations and specialty food operations. Shortly after these acquisitions, significant increases in bulk milk prices adversely affected the Company's operating performance and ability to service its highly leveraged capital structure. In 1989, Morningstar shifted its emphasis to refrigerated specialty food products by reorganizing its operations, introducing its branded product lines and commencing the divestiture of its regional dairy and novelty/ice cream operations. In March 1991, Hicks, Muse & Co. Incorporated, now Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), together with certain other investors, recapitalized the Company through a transaction that reduced the Company's leverage (the "Financial Restructuring"). Prior to this transaction, the Company is referred to as "Predecessor"; after this transaction, the Company is referred to as "Successor". In April 1992, the Company completed a public offering of 6,215,000 shares of common stock, consisting of 5,000,000 newly issued shares and 1,215,000 shares from existing stockholders. The net proceeds to the Company from this offering of approximately $50 million, together with the proceeds from new senior loans, were used to redeem all of the Company's outstanding 15% preferred stock and purchase $34 million in principal amount of its 13% senior subordinated debentures at a premium, reducing the Company's interest expense and eliminating the future payment of preferred stock dividends.

      The Company sold its Texas novelty/ice cream operation in July 1991 and closed its Missouri novelty/ice cream operation in October 1991. The Company completed the sales of its Maryland regional dairy and ice cream operations in July 1992. The Company acquired Favorite Foods Inc. ("Favorite") on March 31, 1993. Favorite is a cultured products and ultrapasteurized processor headquartered in Fullerton, California which recorded sales of approximately $31 million during the nine months ended December 31, 1993. The results of operations for each respective period presented includes such operations only for the periods that such operations were owned or open for business, as the case may be.

      On January 6, 1994, the Company announced a restructuring plan designed to sharpen its focus on the faster-growing segments of its core specialty food products business, while reorganizing its operations to increase efficiency. The plan, which resulted in a $9 million charge in the fourth quarter of 1993, includes provisions for reductions in workforce, relocation of the manufacturing for certain product lines to gain operating efficiencies, the abandonment of other product lines, and the retention of C. Dean Metropoulos to provide advisory and related services to the Company. The charge also included $1.9 million representing the excess of the book value of operating assets sold in 1991 and 1992 over their estimated realizable value. The $9 million charge includes noncash expenses of $4.4 million and future cash expenses of $4.6 million. Most of the cash expenditures will occur during 1994. Management believes this plan, which is already being implemented, will result in cost reductions in 1994 of approximately $5 million.

      The Company has suspended the payment of dividends on its common stock immediately following the $.0375 per share payment to holders of record as of December 31, 1993.

      The Company also announced that on January 5, 1994, it had signed a letter of intent to sell the stock of Velda for $48 million, of which $45 million is expected to be paid in cash at closing. A gain is expected on the sale. When the sale of Velda is consummated, the Company will have completed its divestiture of regional dairies and these operations will be treated as discontinued operations. There can be no assurance that this sale will be consummated or that the net proceeds will be realized.

PRODUCTS

      The following table sets forth sales percentage information by product and business category.

                              Percent of Net Sales



                                                        Year Ended        Combined          Year Ended December 31,
                                                        December 31,       Period          -------------------------
      Product Category/Business                             1990           1991(a)           1992            1993
      -------------------------                         ------------    ------------    -------------    ------------
    Refrigerated specialty food products:
       Branded  . . . . . . . . . . . . . . . . .               3.9%            9.3%            16.4%           20.8%
                                                        ------------    ------------    -------------    ------------

    Other specialty products:
       UHT      . . . . . . . . . . . . . . . . .              11.9%           15.8%            16.9%           17.3%
       Cultured & other   . . . . . . . . . . . .              12.8%           17.7%            22.8%           31.1%
                                                        ------------    ------------    -------------    ------------
            Total other specialty   . . . . . . .              24.7%           33.5%            39.7%           48.4%

    Velda & other:
       Fluid milk   . . . . . . . . . . . . . . .              12.5%           18.5%            22.2%           23.1%
       Ice cream & novelties  . . . . . . . . . .               2.5%            3.6%             4.6%            4.9%
       Cultured & other   . . . . . . . . . . . .               1.9%            1.8%             2.7%            2.8%
                                                        ------------    ------------    -------------    ------------
            Total Velda & other   . . . . . . . .              16.9%           23.9%            29.5%           30.8%

    Divested:
       Fluid milk   . . . . . . . . . . . . . . .              35.0%           14.0%             6.3%           -   %
       Ice cream & novelties  . . . . . . . . . .              17.2%           19.0%             8.0%           -   %
       Cultured & other   . . . . . . . . . . . .               2.3%             .3%              .1%           -   %
                                                        ------------    ------------    -------------    ------------
            Total divested  . . . . . . . . . . .              54.5%           33.3%            14.4%           -   %
                                                        ------------    ------------    -------------    ------------

    Total . . . . . . . . . . . . . . . . . . . .             100.0%          100.0%           100.0%          100.0%
                                                        ============    ============    =============    ============

       (a) Combines the two months ended February 28, 1991 and the ten months ended December 31, 1991. A change of control occurred on March 1, 1991. Operations prior to that date are referred to as Predecessor and after that date are referred to as Successor.


    REFRIGERATED SPECIALTY FOOD PRODUCTS

       BRANDED SPECIALTY PRODUCTS

       The Company's branded product business consists of four product lines:
International Delight(R), Second Nature(R), Naturally Yours(TM) and Lactaid(R). In the development of its branded product lines, the Company has targeted growing market niches and developed products to meet the specific consumer demands.

       International Delight.   International Delight is a gourmet flavored
coffee creamer that is marketed in several flavors. Beginning in 1994, International Delight will be made available in a new no fat format. International Delight was originally introduced on a regional basis in 1973 and was repackaged, reformulated and marketed as a national brand in 1989. The product is sold in half-ounce single serving, pint and quart sizes to supermarkets, foodservice outlets and convenience stores. International Delight is a non-dairy product that is manufactured using the UHT process and, as a result, has an extended shelf life. The Company encounters competition in this product line from various regional and national competitors.

       Second Nature.   Second Nature is a pasteurized, no fat, no cholesterol
egg product. The primary ingredient of Second Nature is egg whites. The product was the first refrigerated alternative to whole eggs to provide the equivalent nutritional value of whole eggs. Second Nature is another product that was first marketed by the Company as a national brand in 1989. Second Nature was reformulated in a no fat variety and introduced nationally during 1993 in a twin pack containing two eight-ounce containers. Second Nature is typically sold in the fresh egg section of supermarkets, encountering competition from several other national and regional competitors both in the refrigerated format and in a frozen format.

       Naturally Yours. Naturally Yours no fat sour cream is the Company's newest branded product. It was introduced nationally during 1993 following a test market in the last half of 1992. Naturally Yours contains 67% less calories than full fat sour cream while delivering similar taste and texture characteristics. Naturally Yours competes with numerous national and regional competitors in the no fat sour cream category.

       Lactaid.   Lactaid is a line of lactose reduced and lactose free UHT
fluid milks produced by the Company under a license arrangement with McNeil Consumer Products Company ("McNeil"), an affiliate of Johnson & Johnson. See "-- Intellectual Property". Lactose intolerance afflicts millions of individuals and Lactaid products bring such individuals back into the market for dairy products. Lactaid has been sold by the Company in the western two-thirds of the United States since September 1991.


       OTHER SPECIALTY PRODUCTS

       The Company manufactures and distributes other dairy based specialty food products, including (i) UHT products, such as whipping cream, aerosol toppings, half & half and coffee creamers, and (ii) cultured products, such as cottage cheese, sour cream, snack dips and yogurt. These products are sold under customers' brand names, and in a wide variety of food service packages as well as under the Company's own regional brand names such as Avoset(R) (creams), Bancroft(R) (cottage cheese and sour cream), Naturally Yours(R) (yogurt), Quip(R) (aerosol toppings) and Trimline(R) (cottage cheese and other low fat products). The Company sells its UHT and cultured products to food service distributors, regional dairies and retail grocery warehouses. The Company also processes several products for other national marketers including Dole(R), Carnation(R), Pepsi-Lipton(R) and Procter & Gamble(R). The Company encounters competition from several other regional UHT and cultured product manufacturers.

       UHT. Certain of the Company's branded products and a number of its other specialty products are produced using the UHT process. The UHT process involves heating products to extremely high temperatures to eliminate all living organisms and then rapidly cooling the products. This process results in product shelf lives in excess of 45 days allowing these products to be shipped relatively long distances and to be distributed through warehouses.

       The UHT product category includes several products such as whipping cream, half & half, heavy whipping cream, bavarian style cream, light cream, pastry topping, baker's cream, coffee cream, flavored milks and various non-dairy formulas of creams and creamers. The Company packages its UHT products in a wide variety of sizes and packages to facilitate serving the
various needs of its diverse customer base.  These packages include:   1/2
ounce and 3/8 ounce portion control creamers; half pint, pint, quart pure-pak containers; aerosol cans; glass bottles; metal cans; and various multi-gallon containers.

       Cultured. Cultured products are derived from milk that is pasteurized, inoculated with beneficial bacterial cultures, cooled and then, in some instances, mixed with other ingredients to provide flavor. The culturing process provides unique flavor and texture characteristics and extends shelf life. The Company's cultured products carry shelf lives from 30 to 60 days allowing distribution through warehouse systems.

       The cultured products category includes: cottage cheese, sour cream, snack dips and yogurt. Each of these basic products has numerous formula variations primarily related to varying levels of fat content and flavoring options. These products are generally packaged in plastic containers ranging in size from four ounces to 35 pounds.

       PRODUCTION AND DISTRIBUTION

       Refrigerated specialty food products are manufactured at six plants located in California (3), Wisconsin (1), Texas (1) and Maryland (1). UHT products are manufactured in each of the six plants and cultured products are manufactured in each of the plants other than Gustine, California.

       The Company distributes products from its six plants to over 1,300 customers in 49 states and 16 foreign countries, principally using a dedicated fleet of leased refrigerated vehicles. The Company also uses common carriers for product distribution and certain customers pick up products at the Company's manufacturing facilities.

       MARKETING AND CUSTOMERS

       Branded Specialty Products. The Company develops consumer awareness of its branded products through media advertising of such products, primarily through cooperative advertising with the stores in which its branded specialty products are sold and with manufacturers of products that complement the Company's branded specialty products. The Company also utilizes coupon redemption and in-store demonstrations to develop consumer awareness.

       Branded specialty products are primarily sold to grocery warehouses serving the major supermarket chains and are primarily sold through the Company's network of independent food brokers and nationwide sales force. The typical broker used by the Company generally works exclusively on commission. The broker is responsible for placing the sale of the Company's branded products, and for ensuring that the product is appropriately stocked and positioned in supermarkets.

       The Company also ships its branded products internationally, currently serving Canada and test marketing branded products in several countries in the Pacific Rim.

       Other Specialty Products. The Company markets its other specialty products directly to dairy companies, private label supermarket wholesalers, grocery warehouses, foodservice outlets and food manufacturers. The primary market for the Company's other specialty products is the United States. The Company also markets certain UHT products in the Pacific Rim, primarily in Hong Kong, Taiwan and Singapore.

    VELDA AND OTHER

       VELDA FARMS

       Velda has been a leading supplier of dairy products in Florida for over 40 years. The Company estimates that, within its marketing area, Velda distributes approximately one-half of all dairy and dairy related products sold to foodservice accounts as well as serving significant shares of the convenience store market.

       Velda operates two processing plants located in Miami and Winter Haven, Florida that process fluid milk, juices and ice cream. Velda's refrigerated and frozen product distribution network reaches customers throughout Florida, with the exception of the northern panhandle. With approximately 145 routes, this delivery system allows Velda to serve customers as diverse as theme parks, first class hotels, restaurants, convenience stores, supermarkets, warehouses and school systems. The Company believes that Velda's extensive distribution capabilities also are attractive to major national and regional suppliers who wish to reach a wide range of Florida consumers.

       Velda's product line includes a wide assortment of refrigerated and frozen dairy products. Velda's principal product category, fluid milk, represented approximately 79% of 1993 sales. This category includes Velda's own brand of milk, Nestles' Quik(R) flavored milks and ice cream mixes for Dairy Queen(R), virtually all of which are manufactured in Velda's own facilities.

       Velda has utilized its distribution strength to expand further its product line beyond fluid milk. These items include a wide variety of ice creams, cultured products, juices, butter, hard cheeses and ultra-pasteurized creams, most of which are purchased from other dairy companies. These products include Yoplait(R) yogurt, Eskimo Pie(R) novelties, Edy's(R) ice cream, Haagen-Dazs(R) ice cream and numerous other readily identifiable branded products.

    DIVESTED OPERATIONS

       During 1990, the Company divested Oak Farms Inc. ("Oak Farms") and Cabell's Dairy Inc. ("Cabell's") regional dairy operations located in Texas, and Adohr Farms Inc. ("Adohr") in California. During 1991, the Company divested a novelty/ice cream operation in Texas and a milk distribution location in Pennsylvania. The Company also closed a novelty operation located in Kansas City, Missouri in October 1991. During 1992, the Company divested Embassy Dairy Inc., a regional dairy in Waldorf, Maryland and East Coast Ice Cream, a novelty/ice cream operation located in Laurel, Maryland. These divested and closed operations comprise the Divested Operations referred to in the Company's disclosures.

    RESEARCH AND DEVELOPMENT

       The development of new products and the processes under which they are manufactured has been an important part of the Company's growing emphasis on branded specialty products. In addition to the Company's full-time research technicians, all employees, both at the operating and management levels, are encouraged to play an active role in the development of products and their manufacturing processes. The Company's senior management is closely involved in the identification and development of branded products. The Company utilizes consumer research to test new products prior to market introduction.

       One of the achievements of this research and development effort was the reformulation of Second Nature to deliver the equivalent nutritional value of whole eggs and more recently reformulated to be a no fat product. In addition, the Company was the first to develop techniques that preserve the taste, quality and nutritional constitution of vegetables during pasteurization. This research effort also developed Naturally Yours(TM) no fat sour cream, a unique product that uses all dairy ingredients. The Company has recently developed a no fat version of International Delight which is currently being introduced to the market place.

    INTELLECTUAL PROPERTY

       General

       The Company's business involves the use of patents, trademarks and trade secrets and licenses granted both to and by the Company. The Company's most important trademarks include International Delight, Second Nature, Naturally Yours, Velda Farms, Trimline, Avoset, Bancroft and the Company's star logo.
The Company has also permitted third parties to use trademarks pursuant to licenses granted by the Company, typically in connection with divestitures.

       Lactaid License Arrangement

       Lactaid is produced under two Lactaid License Agreements (collectively the "Lactaid License") with McNeil. Under the terms of the Lactaid License, McNeil granted the Company the exclusive right to manufacture, produce and package Lactaid modified milk products in the western two-thirds of the United States and certain countries around the Pacific Rim. The Lactaid License provides for payment of a license fee to McNeil based on the volume of Lactaid modified milk products sold by the Company.

DIVESTITURES

       Southern Foods Group, Inc. ("Southern Foods"), the purchaser of Oak Farms and Cabell's, entered into Supply Agreements (herein so called) with the Company in connection with such purchase. Pursuant to the terms of the Supply Agreements, Southern Foods agreed to purchase substantially all of its juice, yogurt and aerosol topping requirements from the Company for a period of four years ending in 1994. Southern Foods also agreed to purchase plastic bottling supplies from Morningstar for a three year period.

       The purchasers of Adohr Farms entered into a Requirements and Distribution Agreement (herein so called) pursuant to which they agreed to purchase a minimum of 75% of their UHT and cultured products requirements from the Company for a period of seven years ending in 1997.

       The purchasers of Embassy Dairy Inc. entered into an agreement pursuant to which they agreed to purchase their requirements of UHT and cultured products for a period of three years ending in 1995.

       The Company has agreed to indemnify the purchasers of its divested operations with regard to certain potential liabilities arising out of the acquisition of such operations. In connection therewith, the Company has indemnified Southern Foods, the purchaser of the Oak Farms and Cabell's dairy subsidiaries, against claims related to compliance with environmental regulations and fair trade practices arising out of the prior operation of Oak Farms and Cabell's through March 2000. See Item 3 of this Form 10-K.


SUPPLIERS AND RAW MATERIALS

       The Company purchases its primary raw material, bulk milk, from farm marketing cooperatives, individual farmers and other dairy companies. The supply and cost of bulk milk are influenced by many factors, including consumer demand, government regulation and seasonality. The Company has not experienced any supply shortages and expects that bulk milk will continue to be available in sufficient quantities to supply its processing requirements.

       Certain other raw materials, such as juice concentrates, sweeteners, flavorings and various packaging supplies, are generally available from a wide variety of sources.

CUSTOMERS

       The Company markets products to a broad range of customers including convenience stores, supermarkets, grocery warehouses, independent distributors, other dairies, and food service customers such as hotels, restaurants, nursing homes, schools, cruise ships and theme parks. The Company sells to customers nationwide and a small percentage of its products is distributed in foreign countries, primarily in Canada and the Pacific basin. No customer of the Company accounts for more than 10% of the Company's sales as of December 31, 1993.

SEASONALITY

       Sales of the Company's refrigerated specialty food products exhibit modest seasonality with products such as whipping cream, aerosol toppings, sour cream and International Delight experiencing higher sales in the late fall and winter seasons. Velda's sales exhibit slightly greater seasonality with peak sales from Thanksgiving through Easter, coinciding with Florida's tourist season.

EMPLOYEES

       As of December 31, 1993, the Company employed approximately 1,432 personnel of whom approximately 482 were represented by unions under collective bargaining agreements. These agreements cover employees at the following locations: Fullerton, Gustine and Tulare, California; and Madison, Wisconsin. Two of the collective bargaining agreements are due to expire within the next 12 months. The Company will from time to time be negotiating new agreements with the various unions representing these employees and it expects that it will enter into agreements with such unions which are satisfactory to the Company. The Company has had no recent work stoppages and considers its relations with its employees to be satisfactory.

GOVERNMENT REGULATION

    PUBLIC HEALTH

       As a manufacturer and distributor of food products, the Company is subject to the Federal Food, Drug, and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory scheme governs, among other things, the manufacturing, composition and ingredients, labeling, packaging, and safety of food. For example, the FDA regulates manufacturing practices for foods through its current good manufacturing practices regulations, specifies the "recipes," called standards of identity, for certain foods, including many of the kinds of products marketed by the Company (e.g ., ice cream, sour cream, half & half, and yogurt), and prescribes the format and content of certain information required to appear on the labels of food products.

       Additionally, the FDA is responsible for enforcement of the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products.

       The FDA has recently proposed extensive regulations pursuant to the Nutrition Labeling and Education Act of 1990. Such regulations are expected to take effect in May, 1994. Nutritional labeling will be required on all foods that are a meaningful source of nutrition, including the Company's products, and limitations will be placed on the use of certain terms while requiring the use of other terms. The Company is currently revising labeling of its products to conform to the final regulations. The Company does not expect the cost of complying with these regulations to be material.

       In addition to FDA regulation of the Company's products, the Company's advertising is subject to regulation by the Federal Trade Commission pursuant to the Federal Trade Commission Act and regulations issued thereunder.

       The Company and its products are also subject to state regulation through such measures as licensing of the Company's dairy plants, enforcement by state health agencies of state standards for the Company's products, inspection of the Company's facilities, and regulation of the Company's trade practices in connection with the sale of the dairy products.

       Enforcement actions for violations of federal and state regulations may include seizure and condemnation of violative products, cease and desist orders, injunctions and/or monetary penalties.

       The Company maintains quality control laboratories at each of its food processing facilities to test bulk milk and other ingredients as well as finished products. In addition, the Company has developed and administers Hazard Analysis of Critical Control Point programs designed to detect hazardous levels of bacteria and other contamination that may have occurred during manufacturing. The Company believes that its facilities and practices are sufficient to maintain its compliance with applicable government regulations, although there can be no assurances in this regard.

    INTERSTATE COMMERCE COMMISSION

       The Company's interstate trucking services to the public in connection with its backhaul operations are subject to regulation by the Interstate Commerce Commission (the "ICC"). In order to provide backhaul services, the Company obtained a license from the ICC and must comply with certain safety and insurance requirements promulgated by the ICC on a continuing basis.

    EMPLOYEE SAFETY REGULATIONS

       The Company is subject to certain health and safety regulations including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents.

    ENVIRONMENTAL REGULATIONS

       The Company is subject to certain federal, state and local environmental regulations. Certain of the Company's facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels permitted under local regulations. In such circumstances, the Company generally pays wastewater surcharges to municipal water treatment authorities. However, such authorities may require the Company to comply with such regulations and construct pre-treatment facilities or take other action to reduce effluent discharge.

       The Company maintains underground fuel storage tanks to service its vehicles. All such tanks are periodically inspected to determine compliance with applicable regulations. In connection with these inspections, the Company may, at times, need to make certain expenditures in order to maintain compliance.

       Environmental compliance with federal, state or local authorities is not expected to have a material impact on the Company's capital expenditures, earnings or competitive position.

    DAIRY SUPPORT PROGRAM

       The minimum prices paid for grade-A bulk milk in the United States are controlled in most areas by Federal Milk Marketing Orders or state regulatory agencies. In most areas, the prices paid for bulk milk by processors are higher than these minimums due to premiums charged by suppliers and shippers. The Company has long established relationships with bulk milk suppliers, primarily milk cooperatives in each of its markets and has not experienced any shortages in its supply of fresh bulk milk.

THE PUBLIC EQUITY OFFERING

       On April 24, 1992, the Company issued 5,000,000 shares of new common stock in a public offering at an issue price of $11 per share. Simultaneously 1,215,000 shares were sold to the public by certain selling stockholders. The offering provided net cash proceeds to the Company of approximately $50 million which, combined with approximately $104 million in new senior bank borrowings, was used to purchase approximately $34 million in face amount of Debentures at a cash premium of approximately $4 million, to redeem all the Company's Preferred Stock for approximately $18 million and to refinance approximately $98 million in senior debt.


ITEM 2.  PROPERTIES.

       The Company currently operates processing facilities in the following locations:

                                                                                                           Aproximate
                                                                                                             Square
                 Location                                          Products                                  Footage
                 --------                                          --------                                  -------
      Fullerton, California                           Cultured Products, UHT                                  83,995
      Frederick, Maryland                             Cultured Products, UHT                                  68,958
      Gustine, California                             UHT, Juices                                            114,000
      Madison, Wisconsin                              Cultured Products, UHT, Buttermilk                      83,558
      Sulphur Springs, Texas                          Cultured Products, UHT, Juices                          70,333
      Tulare, California                              Cultured Products, UHT                                  39,415
      Miami, Florida                                  Fluid Milk, Juices, Ice Cream                           83,030
      Winter Haven, Florida                           Fluid Milk, Juices                                      67,700

      _______________________________

      The Company also has eight distribution facilities in Florida related to the Velda operations.

      The Company's executive offices are located in approximately 17,604 square feet of leased office space located at 5956 Sherry Lane, Suite 1100, Dallas, Texas 75225-6522. The lease for this property expires on October 31, 2000 with a five year extension available.

      The Company believes that its facilities are well maintained and adequate to meet its current needs. The Company does expect to expand the capacity of its existing facilities in order to service future growth expectations.

ITEM 3.  LEGAL PROCEEDINGS.

FEDERAL INVESTIGATION

      The Company received a target letter dated December 31, 1991, from the United States Department of Justice informing it that Morningstar is a target of a federal grand jury investigation of suspected bid-rigging and market allocation in the dairy industry in the State of Texas. The investigation relates to activities conducted in the fluid milk industry in Texas. Oak Farms and Cabell's (collectively the "Texas Dairy Subsidiaries") were formed by the Company in March 1988 in connection with the acquisition of substantially all of the assets of Southland's dairy operations. The Texas Dairy Subsidiaries conducted fluid milk operations in Texas and were sold to Southern Foods in September 1990, which merged them into its subsidiary, Schepps-Foremost, Inc.

      The investigation by the Department of Justice is continuing, and the scope and time of the conspiracies that may be alleged by the government is uncertain. Based on the Company's internal investigation to date and the advice of special counsel with respect to such matters, the Company believes Morningstar should not be, and that Morningstar should ultimately be removed as, a target given that (i) all of Morningstar's Texas fluid milk operations were conducted through the Texas Dairy Subsidiaries and (ii) the Company is not aware of any evidence that any officers of Morningstar had any knowledge of or participated in such alleged wrongdoings.

      The Company has agreed to indemnify purchasers of its divested operations with regard to certain potential liabilities arising out of the acquisition of such operations. In connection therewith, the Company has indemnified Southern Foods, the purchaser of the Oak Farms and Cabell's dairy subsidiaries, against claims related to compliance with environmental regulations and fair trade practices arising out of the prior operaiton of Oak Farms and Cabell's through March 2000. The Company is aware that Southern Foods may claim that the Company is obligated to indemnify Southern Foods with respect to any illegal activities which are found to occur prior to the sale of the Texas Dairy Subsidiaries to Southern Foods.

      The Company cannot accurately predict the outcome of the government's investigation. However, based upon the information available to the Company at this time, the Company believes that this matter should not have a material impact on the Company's financial position or future results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on page 31 under the caption "Quarterly Financial Information" and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on page 32 under the caption "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on pages 9 through 12, under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," and is incorporated herein by reference.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1993 on pages 14 through 31, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this item is included in the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on May 19, 1994 under the caption "Directors and Officers".


ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by this item is included in the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held May 19, 1994 under the caption "Executive Management Compensation" and is incorporated herein by reference. The foregoing incorporation by reference specifically excludes the discussion under "Executive Management Compensation
- -- Compensation Committee Report" and "The Morningstar Group Inc. Stock Price Performance".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is included in the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on May 19, 1994 under the caption "Voting Securities Outstanding, Security Ownership of Management and Principal Stockholders" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is included in the Registrant's definitive Proxy Statement under the captions "Executive Management Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" and is incorporated herein by reference.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this Report. The page number, if any, listed opposite a document indicates the page number in the sequential number system in the manually signed original of this Report where such document can be found.

                                                                     Page Number
           (1)   Financial Statements

                 See Item 8 on page 10.

           (2)   Index to Financial Statement Schedules

                 Report of independent public accountants on financial
                    statement schedules . . . . . . . . . . . . . . . . . . .20

                 Schedule V - Property, plant and equipment   . . . . . . . .21

                 Schedule VI - Accumulated depreciation of property, plant
                    and equipment . . . . . . . . . . . . . . . . . . . . . .22

                 Schedule VIII - Allowance for doubtful accounts  . . . . . .23

                 Schedule X - Supplementary statement of operations
                    information . . . . . . . . . . . . . . . . . . . . . . .24


                 All other schedules have been omitted because they are not applicable, not required, or because the required information is shown in the consolidated financial statements or notes thereto.

           (3)   Exhibits required by Item 601 of Regulation S-K

                 Exhibit
                 Number                                          Description

                  3(a)      --    Restated Certificate of Incorporation of the
                                  Company.  (Incorporated by reference to
                                  Exhibit 3(a) to the Registrant's Annual
                                  Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                  3(b)      --    Amended and Restated By-laws of the Company.
                                  (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K of the Registrant for the fiscal year ended
                                  December 31, 1992.)*

                  4(a)      --    Third Amended and Restated Stockholders'
                                  Agreement dated as of March 1, 1991, among the Company and certain stockholders of the Company. (Incorporated by reference to
                                  Exhibit 4(d) to the Registrant's Annual
                                  Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1990.)*


____________________________

         * Incorporated by reference as indicated.

                 Exhibit
                 Number                         Description

                  4(b)      --    Stockholders' Agreement dated as of March 1,
                                  1991, among LTCB, NMB, HMCM, the Company and certain stockholders of the Company.
                                  (Incorporated by reference to Exhibit 4(e) to the Registrant's Annual Report on Form 10-K of the Registrant for the fiscal year ended
                                  December 31, 1990.)*

                  4(c)      --    Stockholders' Agreement dated February 5,
                                  1992 among the Company and certain
                                  stockholders.  (Incorporated by reference to
                                  Exhibit 4(d) to the Registrant's Annual
                                  Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(a)      --    Dairy Products Purchase Agreement dated April
                                  1, 1988, between Company and Southland
                                  (without exhibits). (Incorporated by
                                  reference to Exhibit 10(a) to the
                                  Registrant's Registration Statement on Form
                                  S-1, as amended, registration No. 33-21790.)*

                 10(b)      --    Stock Purchase Agreement dated as of March
                                  16, 1990, between the Company and Southern
                                  Foods Group, Inc. (Incorporated by reference to Exhibit (c)(1) to the Registrant's Current
                                  Report on Form 8-K dated September 6, 1990.)*

                 10(c)      --    First Amendment to Stock Purchase Agreement
                                  dated September 6, 1990, among Southern Foods
                                  Group, Inc., the Company and
                                  Schepps-Foremost, Inc. (Incorporated by reference to Exhibit (c)(2) to the Registrant's Current Report on Form 8-K dated
                                  September 6, 1990.)*

                 10(d)      --    Securities Purchase Agreement dated as of
                                  February 22, 1991, between the Company and
                                  HMCM.  (Incorporated by reference to Exhibit
                                  (c)(2) to the Registrant's Current Report on
                                  Form 8-K dated March 1, 1991.)*

                 10(e)      --    Stock Purchase Agreement dated as of March 1,
                                  1991, among the Company, NMB U.S. Finance
                                  Corporation and The Long-Term Credit Bank of
                                  Japan, Ltd. (Incorporated by reference to Exhibit 10(g) to the Registrant's Annual
                                  Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1990.)*

                 10(f)      --    Financial Advisory Agreement dated as of
                                  March 1, 1991, between the Company and Hicks,
                                  Muse & Co. Incorporated. (Incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-K of the Registrant for the fiscal year ended
                                  December 31, 1990.)*

                 10(g)      --    Employees' Savings and Profit Sharing Plan
                                  dated April 1, 1988. (Incorporated by
                                  reference to Exhibit 10(g) to the
                                  Registrant's Annual Report on Form 10-K of the Registrant for the fiscal year ended
                                  December 31, 1988.)*

                 10(h)      --    Employment Agreement dated March 1, 1991,
                                  between the Company and James A. Bach.
                                  (Incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form
                                  10-K of the Registrant for the fiscal year ended December 31, 1990.)*

                 10(i)      --    Employment Agreement dated March 1, 1991,
                                  between the Company and Clifford L. Marquart.
                                  (Incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form
                                  10-K of the Registrant for the fiscal year ended December 31, 1990.)*


____________________________

         * Incorporated by reference as indicated.

                 Exhibit
                 Number                          Description

                 10(j)      --    Employment Agreement dated March 1, 1991,
                                  between the Company and Tracy L. Noll.
                                  (Incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form
                                  10-K of the Registrant for the fiscal year ended December 31, 1990.)*

                 10(k)      --    Amendment No. 1 to Employment Agreement,
                                  entered into as of September 17, 1991, by and among The Morningstar Group Inc. and James A.
                                  Bach.**

                 10(l)      --    Amendment No. 1 to Employment Agreement,
                                  entered into as of September 17, 1991, by and among The Morningstar Group Inc. and Clifford
                                  L. Marquart.**

                 10(m)      --    Amendment No. 1 to Employment Agreement,
                                  entered into as of September 17, 1991, by and among The Morningstar Group Inc. and Tracy L.
                                  Noll.**

                 10(n)      --    Purchase Agreement dated as of September 13,
                                  1991, among HMCM, certain sellers (as
                                  defined), certain buyers (as defined) and the Company.**

                 10(o)      --    MorningStar Foods, Inc. 1991 Incentive and
                                  Nonstatutory Stock Option Plan.**

                 10(p)      --    The Morningstar Group Inc. 1992 Incentive and
                                  Nonstatutory Option Plan.**

                 10(q)      --    Second Amended and Restated Credit Agreement
                                  dated as of May 4, 1992, among the Company, the financial institutions named therein,
                                  LTCB, as Agent, and Banque Paribas as
                                  Co-Agent.  (Incorporated by reference to
                                  Exhibit 10(t) to the Registrant's Annual
                                  Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(r)      --    Licensing Agreement to produce Lactaid Brand
                                  Lactose Reduced Milk (Confidential treatment has been requested for this exhibit).**

                 10(s)      --    Stock Purchase Agreement dated as of January
                                  10, 1992, among Protein Capital Corporation and the Company.***

                 10(t)      --    First Amendment to Stock Purchase Agreement,
                                  dated as of March 31, 1992 to Stock Purchase
                                  Agreement dated as of January 10, 1992, among Protein Capital Corporation and the
                                  Company.***

                 10(u)      --    Stock Purchase Agreement dated as of March
                                  31, 1992, among Protein Capital Corporation and the Company.***

                 10(v)      --    Amendment No. 2 to Employment Agreement,
                                  entered into as of April 30, 1992 by and
                                  among The Morningstar Group Inc. and James A.
                                  Bach.  (Incorporated by reference to Exhibit
                                  10(dd) to the Registrant's Annual Report on
                                  Form 10-K of the Registrant for the fiscal
                                  year ended December 31, 1992.)*
____________________________

         * Incorporated by reference as indicated.

       ** Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (Registration No. 33- 45805) filed by the Registrant on February 19, 1992.

       *** Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (Registration No. 33- 45805), as amended by the Registrant on April 8, 1992.

                 Exhibit
                 Number                         Description

                 10(w)      --    Amendment No. 2 to Employment Agreement,
                                  entered into as of April 30, 1992 by and among The Morningstar Group Inc. and Clifford
                                  L. Marquart. (Incorporated by reference to Exhibit 10(ee) to the Registrant's Annual
                                  Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(x)      --    Amendment No. 2 to Employment Agreement,
                                  entered into as of April 30, 1992 by and
                                  among The Morningstar Group Inc. and Tracy L.
                                  Noll.   (Incorporated by reference to Exhibit
                                  10(ff) to the Registrant's Annual Report on
                                  Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(y)      --    Amendment No. 1 to Financial Advisory
                                  Agreement entered into as of April 30, 1992 between the Company and Hicks, Muse & Co.
                                  Incorporated.  (Incorporated by reference to
                                  Exhibit 10(gg) to the Registrant's Annual
                                  Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(z)      --    Incentive Stock Option Agreement (Tenure
                                  Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and James A.
                                  Bach.****

                 10(aa)     --    Incentive Stock Option Agreement (EBITDA
                                  Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and James A.
                                  Bach.****

                 10(bb)     --    Incentive Stock Option Agreement (Tenure
                                  Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and Clifford
                                  L. Marquart.****

                 10(cc)     --    Incentive Stock Option Agreement (EBITDA
                                  Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and Clifford
                                  L. Marquart.****

                 10(dd)     --    Incentive Stock Option Agreement (Tenure
                                  Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and Tracy L.
                                  Noll.****

                 10(ee)     --    Incentive Stock Option Agreement (EBITDA
                                  Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and Tracy L.
                                  Noll.****

                 10(ff)     --    Amendment No. 1 to Incentive Stock Option
                                  Agreement (EBITDA Option) entered into as of September 12, 1991, by and among The
                                  Morningstar Group Inc. and James A. Bach.****

                 10(gg)     --    Amendment No. 1 to Incentive Stock Option
                                  Agreement (Tenure Option) entered into as of September 12, 1991, by and among The
                                  Morningstar Group Inc. and James A. Bach.****

                 10(hh)     --    Amendment No. 1 to Incentive Stock Option
                                  Agreement (EBITDA Option) entered into as of September 12, 1991, by and among The
                                  Morningstar Group Inc. and Clifford L.
                                  Marquart.****


____________________________

         * Incorporated by reference as indicated.

      **** Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (Registration No 33- 45805), as amended by the Registrant on April 22, 1992.

                 Exhibit
                 Number                         Description

                 10(ii)     --    Amendment No. 1 to Incentive Stock Option
                                  Agreement (Tenure Option) entered into as of September 12, 1991, by and among The
                                  Morningstar Group Inc. and Clifford L.
                                  Marquart.****

                 10(jj)     --    Amendment No. 1 to Incentive Stock Option
                                  Agreement (EBITDA Option) entered into as of September 12, 1991, by and among The
                                  Morningstar Group Inc. and Tracy L. Noll.****

                 10(kk)     --    Amendment No. 1 to Incentive Stock Option
                                  Agreement (Tenure Option) entered into as of September 12, 1991, by and among The
                                  Morningstar Group Inc. and Tracy L. Noll.****

                 10(ll)     --    Amendment No. 2 to Incentive Stock Option
                                  Agreement (EBITDA Option) entered into as of April 30, 1992 by and among The Morningstar
                                  Group Inc. and James A. Bach.
                                  (Incorporated by reference to Exhibit 10(tt) to the Registrant's Annual Report on Form
                                  10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(mm)     --    Amendment No. 2 to Incentive Stock Option
                                  Agreement (Tenure Option) entered into as of April 30, 1992 by and among The Morningstar
                                  Group Inc. and James A. Bach. (Incorporated by reference to Exhibit 10(uu) to the Registrant's Annual Report on Form 10-K of the Registrant for the fiscal year ended
                                  December 31, 1992.)*

                 10(nn)     --    Amendment No. 2 to Incentive Stock Option
                                  Agreement (EBITDA Option) entered into as of April 30, 1992 by and among The Morningstar
                                  Group Inc. and Clifford L. Marquart.
                                  (Incorporated by reference to Exhibit 10(vv) to the Registrant's Annual Report on Form
                                  10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(oo)     --    Amendment No. 2 to Incentive Stock Option
                                  Agreement (Tenure Option) entered into as of April 30, 1992 by and among The Morningstar
                                  Group Inc. and Clifford L. Marquart.
                                  (Incorporated by reference to Exhibit 10(ww) to the Registrant's Annual Report on Form
                                  10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(pp)     --    Amendment No. 2 to Incentive Stock Option
                                  Agreement (EBITDA Option) entered into as of April 30, 1992 by and among The Morningstar
                                  Group Inc. and Tracy L. Noll. (Incorporated by reference to Exhibit 10(xx) to the Registrant's Annual Report on Form 10-K of the Registrant for the fiscal year ended
                                  December 31, 1992.)*

                 10(qq)     --    Amendment No. 2 to Incentive Stock Option
                                  Agreement (Tenure Option) entered into as of April 30, 1992 by and among The Morningstar
                                  Group Inc. and Tracy L. Noll. (Incorporated by reference to Exhibit 10(yy) to the Registrant's Annual Report on Form 10-K of the Registrant for the fiscal year ended
                                  December 31, 1992.)*

                 10(rr)     --    Amendment to No. 2 to Lactaid Licensing
                                  Agreement and to Distribution Agreement
                                  (confidential treatment has been requested for this exhibit).****


____________________________

         * Incorporated by reference as indicated.

      **** Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (Registration No 33- 45805), as amended by the Registrant on April 22, 1992.

                 Exhibit
                 Number                         Description

                 10(ss)     --    Amendment No. 3 to Employment Agreement,
                                  entered into as of July 30, 1992 by and among The Morningstar Group Inc. and James A. Bach.
                                  (Incorporated by reference to Exhibit 10(aaa) to the Registrant's Annual Report on Form
                                  10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(tt)     --    Amendment No. 3 to Employment Agreement,
                                  entered into as of July 30, 1992 by and among The Morningstar Group Inc. and Clifford L.
                                  Marquart.  (Incorporated by reference to
                                  Exhibit 10(bbb) to the Registrant's Annual
                                  Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(uu)     --    Amendment No. 3 to Employment Agreement,
                                  entered into as of July 30, 1992 by and among The Morningstar Group Inc. and Tracy L. Noll.
                                  (Incorporated by reference to Exhibit 10(ccc) to the Registrant's Annual Report on Form
                                  10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(vv)     --    Amendment No. 3 to Incentive Stock Option
                                  Agreement (Tenure Option) entered into as of October 1, 1992, by and among The Morningstar
                                  Group Inc. and James A. Bach. (Incorporated by reference to Exhibit 10(ddd) to the Registrant's Annual Report on Form 10-K of the Registrant for the fiscal year ended
                                  December 31, 1992.)*

                 10(ww)     --    Amendment No. 3 to Incentive Stock Option
                                  Agreement (Tenure Option) entered into as of October 1, 1992, by and among The Morningstar
                                  Group Inc. and Clifford L. Marquart.
                                  (Incorporated by reference to Exhibit 10(eee) to the Registrant's Annual Report on Form
                                  10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(xx)     --    Amendment No. 3 to Incentive Stock Option
                                  Agreement (Tenure Option) entered into as of October 1, 1992, by and among The Morningstar
                                  Group Inc. and Tracy L. Noll. (Incorporated by reference to Exhibit 10(fff) to the Registrant's Annual Report on Form 10-K of the Registrant for the fiscal year ended
                                  December 31, 1992.)*

                 10(yy)     --    Letter agreement dated December 15, 1993
                                  between The Morningstar Group and Hicks, Muse
                                  & Company, Inc.

                 10(zz)     --    Agreement dated June 1, 1993 between McNeil
                                  Consumer Products Company, a division of McNeil - PPC, Inc. and The Morningstar Group
                                  Inc. (Confidential treatment has been
                                  requested for this exhibit). (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)*

                 10(aaa)    --    Letter Agreement dated June 1, 1993 between
                                  McNeil Consumer Products Company, a division
                                  of McNeil - PPC, Inc. and The Morningstar
                                  Group Inc. and Avoset Food Corporation
                                  (Confidential treatment has been requested
                                  for this exhibit).   (Incorporated by
                                  reference to Exhibit 10(b) to the
                                  Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.)*

                 10(bbb)    --    First Amendment and Waiver to the Second
                                  Amended and Restated Credit Agreement dated
                                  March 5, 1993 among The Morningstar Group
                                  Inc. and The Long-Term Credit Bank of Japan,
                                  Limited, New York Branch, Agent and Banque
                                  Paribas, Houston Agency as Co-Agent.
____________________________

        *  Incorporated by reference as indicated.

                 Exhibit
                 Number                       Description

                 10(ccc)    --    Second Amendment to the Second Amended and
                                  Restated Credit Agreement dated October 28,
                                  1993 among The Morningstar Group Inc. and The
                                  Long-Term Credit Bank of Japan, Limited, New
                                  York Branch, Agent and Banque Paribas,
                                  Houston Agency as Co-Agent.

                 10(ddd)    --    Waiver to the Second Amended and Restated
                                  Credit Agreement dated March 4, 1993 among
                                  The Morningstar Group Inc. and The Long-Term
                                  Credit Bank of Japan, Limited, New York
                                  Branch, Agent and Banque Paribas, Houston
                                  Agency as Co-Agent.

                 10(eee)    --    Agreement and Plan of Merger dated February
                                  17, 1994 by and among Engles Dairy
                                  Acquisition, Inc., Velda Farms Inc. and The
                                  Morningstar Group.

                 10(fff)    --    Form of Dairy Products Supply Agreement by
                                  and among The Morningstar Group Inc., its named subsidiaries and Velda Farms Inc.

                 10(ggg)    --    Letter of Resignation dated March 17, 1994
                                  from James A. Bach, accepted and agreed to by The Morningstar Group Inc.

                 10(hhh)    --    Waiver No. 1 to Employment Agreement entered
                                  into as of December 15, 1993 by and among The
                                  Morningstar Group Inc. and James A. Bach.

                 10(iii)    --    Waiver No. 1 to Employment Agreement entered
                                  into as of December 15, 1993 by and among The
                                  Morningstar Group Inc. and  Tracy L. Noll.

                 10(jjj)    --    Advisory Agreement entered into as of October
                                  1, 1993 by and among The Morningstar Group
                                  Inc. and C. Dean Metropoulos.

                 10(kkk)    --    Stock Purchase Agreement entered into as of
                                  February 5, 1993 by and among TSC Holdings,
                                  Inc. and The Morningstar Group Inc.

                 10(lll)    --    The Morningstar Group Inc. Employees Savings
                                  and Profit Sharing Plan, revised effective
                                  April 1, 1988.

                 13         --    The Morningstar Group Inc. Annual Report to
                                  Stockholders for the year ended December 31, 1993 (except for the pages and information thereof expressly incorporated by reference in this Form 10- K, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form
                                  10-K).

                 22         --    Subsidiaries.  Avoset Food Corporation,
                                  Avoset International Ltd., Bancroft Dairy
                                  Inc., Bancroft Dairy Maryland Inc., Favorite
                                  Foods Inc., MSF Subsidiary Corporation, MStar
                                  Inc., Star Specialty Foods Inc., Velda Farms
                                  Inc.

      (b)  Reports on form 8-K

                 None

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE MORNINGSTAR GROUP INC.



                                        By /s/ C. DEAN METROPOULOS
                                        C. Dean Metropoulos
                                        (President, Chief Executive Officer and
                                        Director)



Date:   March 17, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                                      Title                                             Date
              ---------                                      -----                                             ----
   /s/  C. DEAN METROPOULOS               Director, President and Chief Executive Officer                 March 17, 1994
- -------------------------------
         C. Dean Metropoulos

   /s/  CLIFFORD L. MARQUART              Director and Executive Vice President                           March 17, 1994
- -------------------------------
         Clifford L. Marquart

   /s/  ARNOLD L. CHAVKIN                 Director                                                        March 17, 1994
- -------------------------------
         Arnold L. Chavkin

   /s/  JACK W. EVANS                     Director                                                        March 17, 1994
- -------------------------------
         Jack W. Evans

   /s/  JOHN R. MUSE                      Director                                                        March 17, 1994
- -------------------------------
         John R. Muse

   /s/  CHARLES W. TATE                   Director                                                        March 17, 1994
- -------------------------------
         Charles W. Tate

   /s/  JIM L. TURNER                     Director                                                        March 17, 1994
- -------------------------------
         Jim L. Turner

   /s/  TRACY L. NOLL                     Vice President and Chief Financial                              March 17, 1994
- -------------------------------            Officer and Principal Accounting Officer
         Tracy L. Noll

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders and
Board of Directors of
The Morningstar Group Inc.:

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Morningstar Group Inc., and subsidiaries and the Predecessor Company included in the Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 11, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the Index to Financial Statement Schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                        ARTHUR ANDERSEN & CO.





Dallas, Texas,
  February 11, 1994

                                                                      SCHEDULE V

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES
                            AND PREDECESSOR COMPANY

                         PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in Thousands)


Successor                                                                                                   Balance at
- ---------                                         Beginning                                                   End of
Year Ended December 31, 1993                      of Period       Additions     Retirements     Other         Period
- ----------------------------                      ----------      ---------     -----------    -------        --------
  Land  . . . . . . . . . . . . . . . . . . .     $   6,435       $ 3,100       $   (108)    $    338       $   9,765
  Buildings and improvements  . . . . . . . .        17,925         3,760             (5)         877          22,557
  Machinery and equipment . . . . . . . . . .        29,682        10,915           (929)      (1,861)         37,807
                                                  ----------      --------      ---------    ---------      ----------

                                                  $  54,042       $17,775       $ (1,042)    $   (646)      $  70,129
                                                  ==========      ========      =========    =========      ==========


Year Ended December 31, 1992
- ----------------------------
  Land  . . . . . . . . . . . . . . . . . . .     $   7,419       $   -         $   (564)    $   (420) (a)  $   6,435
  Buildings and improvements  . . . . . . . .        18,313           587           (704)        (271) (a)     17,925
  Machinery and equipment . . . . . . . . . .        27,122         4,943         (1,431)        (952) (a)     29,682
                                                  ----------      --------      ---------    ---------      ----------

                                                  $  52,854       $ 5,530       $ (2,699)    $ (1,643) (a)  $  54,042
                                                  ==========      ========      =========    =========      ==========


Ten Months Ended December 31, 1991
- ----------------------------------

  Land  . . . . . . . . . . . . . . . . . . .     $   9,067  (b)  $   -         $ (1,056)    $   (592) (c)  $   7,419
  Buildings and improvements  . . . . . . . .        20,477  (b)      137           (406)      (1,895) (c)     18,313
  Machinery and equipment . . . . . . . . . .        28,474  (b)    2,991         (1,246)      (3,097) (c)     27,122
                                                  ----------      --------      ---------    ---------      ----------

                                                  $  58,018  (b)  $ 3,128       $ (2,708)    $ (5,584) (c)  $  52,854
                                                  ==========      ========      =========    =========      ==========

Predecessor
- -----------
Two Months Ended February 28, 1991
- ----------------------------------

  Land  . . . . . . . . . . . . . . . . . . .     $  11,543       $    -        $    -       $    -         $  11,543
  Buildings and improvements  . . . . . . . .        29,205            84            -            -            29,289
  Machinery and equipment . . . . . . . . . .        55,706           172            (96)           8          55,790
                                                  ----------      --------      ---------    ---------      ----------

                                                  $  96,454       $   256       $    (96)    $      8       $  96,622
                                                  ==========      ========      =========    =========      ==========



___________________________________

(a) Assets held for sale were segregated and reclassified on the Company's balance sheet.

(b) The Company adopted a new basis of accounting on March 1, 1991, as the result of a change in ownership.

(c) Certain Company assets targeted for divestiture were revalued as a result of subsequent transactions.

                                                                     SCHEDULE VI


                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES
                            AND PREDECESSOR COMPANY

                          ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                             (Dollars in Thousands)


Successor                                                         Current                                  Balance at
- ---------                                         Beginning        Year                                      End of
Year Ended December 31, 1993                      of Period      Provision     Retirements      Other        Period
- ----------------------------                      ----------     ----------    -----------    --------     ----------
  Buildings and improvements  . . . . . . . .     $   1,534       $   921       $    -        $   -         $   2,455
  Machinery and equipment . . . . . . . . . .         7,445         4,372           (523)         133          11,427
                                                  ----------      --------      ---------     --------      ----------

                                                  $   8,979       $ 5,293       $   (523)     $   133       $  13,882
                                                  ==========      ========      =========     ========      ==========

Year Ended December 31, 1992
- ----------------------------

  Buildings and improvements  . . . . . . . .     $     724       $   810       $    -        $   -         $   1,534
  Machinery and equipment . . . . . . . . . .         3,380         4,188           (164)          41           7,445
                                                  ----------      --------      ---------     --------      ----------

                                                  $   4,104       $ 4,998       $   (164)     $    41       $   8,979
                                                  ==========      ========      =========     ========      ==========


Ten Months Ended December 31, 1991
- ----------------------------------

  Buildings and improvements  . . . . . . . .     $     -    (a)  $   867       $     (9)     $  (134)      $     724
  Machinery and equipment . . . . . . . . . .           -    (a)    3,795            (45)        (370)          3,380
                                                  ----------      --------      ---------     --------      ----------

                                                  $     -    (a)  $ 4,662       $    (54)     $  (504)      $   4,104
                                                  ==========      ========      =========     ========      ==========


Predecessor
- -----------
Two Months Ended February 28, 1991
- ----------------------------------

  Buildings and improvements  . . . . . . . .     $   2,990       $   213       $    -        $     3       $   3,206
  Machinery and equipment . . . . . . . . . .        16,635         1,067            (10)        (104)         17,588
                                                  ----------      --------      ---------     --------      ----------

                                                  $  19,625       $ 1,280       $    (10)     $  (101)      $  20,794
                                                  ==========      ========      =========     ========      ==========





_____________________________________________

(a) The Company adopted a new basis of accounting on March 1, 1991 as the result of a change in ownership.

                                                                   SCHEDULE VIII


                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES
                            AND PREDECESSOR COMPANY

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                             (Dollars in Thousands)



                                                                               Deductions                     Balance at
                                                     Beginning    Charged to      From        Acquisitions      End of
                      Period                         Of Period     Expense      Reserves     (Divestitures)     Period
                      ------                         ----------   ----------   ----------    --------------   ---------
Successor
- ---------

Year Ended December 31, 1993  . . . . . . . . . .    $     419    $     811     $   (242)    $     159      $   1,147

Year Ended December 31, 1992  . . . . . . . . . .        1,457          185         (551)         (672)           419

Ten Months Ended December 31, 1991  . . . . . . .        1,231          645         (419)          -            1,457


Predecessor
- -----------

Two Months Ended February 28, 1991  . . . . . . .        1,197           67          (33)          -            1,231

                                                                      SCHEDULE X


                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES
                            AND PREDECESSOR COMPANY

               SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
                             (Dollars in Thousands)





                                                           Predecessor                  Successor
                                                         -------------   -----------------------------------------
                                                          Two Months     Ten Months
                                                             Ended          Ended       Year Ended     Year Ended
                                                          February 28,    December 31,  December 31,   December 31,
                                                             1991            1991          1992           1993
                                                          ------------   ------------   -----------   ------------
Maintenance and repairs expense . . . . . . . . . . .     $      2,136   $     10,195   $     8,914   $      7,949

Advertising . . . . . . . . . . . . . . . . . . . . .              836          2,356         6,274          8,717