Form 10-Q
period 1994-03-31
MORNINGSTAR GROUP INC
filed 1994-05-13
CIK 832768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
(x) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1994

                                       or

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



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X .   No    .
                                                ---       ---

      As of April 30, 1994, the number of shares outstanding of each class of common stock was:

                Common Stock,  $.01 par value: 14,378,112 shares

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      December 31,       March 31,
                                                                                         1993              1994
                                                                                     -------------    --------------
                                                                                                       (Unaudited)
                            ASSETS
                            ------

CURRENT ASSETS:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      3,340     $      3,429
  Receivables, net of allowance for doubtful accounts of $974 and $1,102  . .              26,762           27,226
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11,527           11,549
  Prepaids and deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,519            5,991
  Net assets of discontinued operations - current . . . . . . . . . . . . . .               5,571            5,927
                                                                                     ------------     ------------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .              56,719           54,122


PROPERTY, PLANT AND EQUIPMENT:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,062            6,062
  Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              16,463           17,710
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .              29,334           30,252
                                                                                     ------------     ------------

         Gross property, plant and equipment  . . . . . . . . . . . . . . . .              51,859           54,024
  Less:  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .              (9,749)         (10,758)
                                                                                     ------------     ------------

          Net property, plant and equipment . . . . . . . . . . . . . . . . .              42,110           43,266


INTANGIBLE AND OTHER ASSETS:
  Identifiable intangible assets  . . . . . . . . . . . . . . . . . . . . . .               3,177            3,011
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              71,829           71,021
  Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . .               2,705            2,587
  Net assets of discontinued operations - noncurrent  . . . . . . . . . . . .              33,822           32,579
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,772            2,228
                                                                                     ------------     ------------

          Total intangible and other assets . . . . . . . . . . . . . . . . .             113,305          111,426
                                                                                     ------------     ------------


TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    212,134     $    208,814
                                                                                     ============     ============


 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      December 31,      March 31,
                                                                                         1993             1994
                                                                                     -------------    -------------
                                                                                                       (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     17,850     $     19,006
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,663           18,108
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .              14,750           15,000
                                                                                     ------------     ------------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . .              50,263           52,114

LONG-TERM DEBT (net of current maturities)  . . . . . . . . . . . . . . . . .             105,425           97,608

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .               1,913            1,744

STOCKHOLDERS' EQUITY AND RETAINED DEFICIT:
 Common stock, $.01 par value, 50,000,000 shares authorized;
  14,287,212 in 1993 and 14,376,312 in 1994 issued and outstanding  . . . . .                 143              144
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .              69,541           69,764
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (15,151)         (12,560)
                                                                                     ------------     ------------

          Total stockholders' equity and retained deficit . . . . . . . . . .              54,533           57,348
                                                                                     ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY . . . . . . . . . . . . . . . . .        $    212,134     $    208,814
                                                                                     ============     ============

 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, dollars in thousands, except per share amounts)

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                         --------------------------
                                                                                            1993           1994
                                                                                         -----------    -----------
NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   56,576     $   70,739
  Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          41,899         54,480
  Selling, distribution, and general and administrative . . . . . . . . . . . . . .          11,931         12,526
                                                                                         ----------     ----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,746          3,733

OTHER (INCOME) AND  EXPENSE:
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,148          1,230
  Amortization of deferred financing cost . . . . . . . . . . . . . . . . . . . . .             106             95
  Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (174)          (245)
                                                                                         ----------     ----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,666          2,653
  Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             649            889
                                                                                         ----------     ----------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .           1,017          1,764

DISCONTINUED OPERATIONS
  Income from discontinued operations,
     net of applicable tax provision of $442 and $456 . . . . . . . . . . . . . . .             932            907
  Loss on disposal, net of applicable tax benefit of $41  . . . . . . . . . . . . .             -              (80)
                                                                                         ----------     ----------
INCOME FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .             932            827
                                                                                         ----------     ----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    1,949     $    2,591
                                                                                         ==========     ==========

EARNINGS PER COMMON SHARE:
  Earnings from continuing operations . . . . . . . . . . . . . . . . . . . . . . .      $     0.07     $     0.12
  Earnings from discontinued operations . . . . . . . . . . . . . . . . . . . . . .            0.06           0.05
                                                                                         ----------     ----------
  Earnings per common share . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     0.13     $     0.17
                                                                                         ==========     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . . . . . . . . . . . . . . . . . . .      15,074,868     14,905,068





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         --------------------------
                                                                                            1993           1994
                                                                                         ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers  . . . . . . . . . . . . . . . . . . . . . . . . . .      $    58,145    $   71,315
  Interest received . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                9             1
  Income tax refund . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                6           -
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . . . . . . .          (53,965)      (60,412)
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,357)       (1,566)
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (3)         (184)
                                                                                         -----------    ----------
NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .            2,835         9,154

NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . .            1,806          (182)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (acquisition) of subsidiaries:
   Working capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,352)          857
   Property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .          (12,843)        1,179
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (15,552)           (4)
   Liabilities related to acquisition . . . . . . . . . . . . . . . . . . . . . . .            2,956           -
                                                                                         -----------    ----------
   Net cash provided (used) by sale (acquisition) of subsidiary . . . . . . . . . .          (28,791)        2,032
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,037)       (2,158)
  Proceeds from sale of fixed assets  . . . . . . . . . . . . . . . . . . . . . . .               19            10
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (155)         (423)
                                                                                         -----------    ----------
     Net cash used by continuing operations . . . . . . . . . . . . . . . . . . . .          (29,964)         (539)
  Discontinued operations:
   Capital and other expenditures . . . . . . . . . . . . . . . . . . . . . . . . .             (340)         (468)
   Proceeds from sale of fixed assets . . . . . . . . . . . . . . . . . . . . . . .               95             2
                                                                                         -----------    ----------
     Net cash used by discontinued operations . . . . . . . . . . . . . . . . . . .             (245)         (466)
NET CASH USED BY INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . .          (30,209)       (1,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing common stock  . . . . . . . . . . . . . . . . . . . . . . .              -             224
  Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . . . . . .           35,000           -
  Net payments under revolving credit facility  . . . . . . . . . . . . . . . . . .           (6,021)       (4,067)
Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,667)       (3,500)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (535)         (535)
                                                                                         -----------    ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . .           25,777        (7,878)

NET INCREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              209            89

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,849         3,340
                                                                                         -----------    ----------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     4,058    $    3,429
                                                                                         ===========    ==========


 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
                       (Unaudited, dollars in thousands)



                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                         --------------------------
                                                                                            1993           1994
                                                                                         -----------    -----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    1,949     $     2,591


ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FLOW FROM OPERATIONS:
  Discontinued operations net income  . . . . . . . . . . . . . . . . . . . . . . .            (932)          (827)
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             873          1,034
  Amortization of intangibles . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,126            618
  (Gain) loss on fixed asset retirements  . . . . . . . . . . . . . . . . . . . . .              11           (240)
  Increase in deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             924            972
  Change in assets and liabilities, net of effects from
     acquisition and disposition of subsidiaries:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,241           (464)
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (269)           (22)
       Prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,293)         3,528
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (921)         1,156
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             342            976
       Long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (216)          (168)
                                                                                         ----------     ----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .      $    2,835     $    9,154
                                                                                         ==========     ==========

DISCONTINUED OPERATIONS:
  Discontinued operations net income  . . . . . . . . . . . . . . . . . . . . . . .      $      932     $      827
  Increase in working capital . . . . . . . . . . . . . . . . . . . . . . . . . . .             (18)        (1,800)
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .             892            791
                                                                                         ----------     ----------

NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . .      $    1,806     $     (182)
                                                                                         ==========     ==========


 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1994




(1)   CONSOLIDATED FINANCIAL STATEMENTS

             The consolidated financial statements as of March 31, 1994, and for the three months then ended have been prepared by The Morningstar Group Inc. (the "Company" or "Morningstar") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and changes in cash flows at March 31, 1994 and for the three months then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1993 financial statements contained in its most recent Annual Report on Form 10-K.

             On April 13, 1994, Morningstar completed the divestiture of its Florida-based fluid milk operation Velda Farms Inc. ("Velda") to Engles Dairy Acquisition L.P. ("Purchaser") at an approximate selling price of $48 million consisting of $45 million of cash and $3 million of 9% Series A Preferred Stock. The sale of Velda completes the Company's divestiture of its regional dairies. These operations have been treated as discontinued operations, and previously published financial statements have been restated to conform with this presentation.

             On March 31, 1993, the Company acquired Favorite Foods Inc., ("Favorite") a subsidiary of Nestle USA, Inc., for approximately $28 million plus expenses. Favorite, headquartered in Fullerton, California, is a processor of cultured and ultrapasteurized products. The Company amended its senior credit agreement to increase the term loan and borrowed funds thereunder to complete this purchase.

(2)   INVENTORIES

             Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (in thousands):

                                                                                          At                At
                                                                                     December 31,        March 31,
                                                                                         1993              1994
                                                                                    --------------    -------------
             Raw materials and supplies . . . . . . . . . . . . . . . . . . .       $        7,871    $       6,886
             Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .                3,656            4,663
                                                                                    --------------    -------------

                      Total . . . . . . . . . . . . . . . . . . . . . . . . .       $       11,527    $      11,549
                                                                                    ==============    =============

             Finished goods inventories include the costs of materials, labor and plant overhead.

(3)   DEBT

             The Company's outstanding long-term debt and average interest rates in effect on March 31, 1994 were:

                                                                                                         Average
                                                                                      Amount of          Interest
                                                                                         Debt              Rate
                                                                                    --------------    --------------
                                                                                    (in thousands)
             Senior term loan . . . . . . . . . . . . . . . . . . . . . . .         $      97,000             5.667%
             Revolving credit facility (a)  . . . . . . . . . . . . . . . .                12,608             5.684%
             Industrial development revenue bonds . . . . . . . . . . . . .                 3,000             2.950%
                                                                                    -------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . .               112,608

             Less:  Current maturities  . . . . . . . . . . . . . . . . . .                15,000
                                                                                    -------------

             Long-term debt, net of current maturities  . . . . . . . . . .         $      97,608
                                                                                    =============

             _________________


             (a) As of March 31, 1994, $12,608,000 was borrowed under the revolving credit facility and letters of credit totalling $5,216,090 were issued. At March 31, 1994, the Company had $12,175,910 in additional borrowing capacity under the terms of its revolving credit facility.



(4)  PRO FORMA RESULTS

           The following unaudited pro forma information is presented to illustrate the estimated effects of: (i) the acquisition of Favorite and
     (ii) the divestiture of Velda as if both transactions had occurred on January 1, 1993 (in thousands):

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         -------------------------
                                                                                            1993           1994
                                                                                         -----------    ----------
     Pro forma net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   67,763     $   70,739

     Pro forma income from continuing operations  . . . . . . . . . . . . . . . . .      $    1,075     $    1,764
                                                                                         ==========     ==========

     Pro forma shares outstanding   . . . . . . . . . . . . . . . . . . . . . . . .      15,074,868     14,905,068

     Pro forma earnings per share from continuing operations  . . . . . . . . . . .      $     0.07     $     0.12
                                                                                         ==========     ==========

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION.


Results of Operations - First Quarter 1994
  Compared with First Quarter 1993

     Net sales are classified into two categories: (i) branded specialty products, which include historical sales of the Company's four national branded products -- International Delight(R) non-dairy coffee creamer, Second Nature(R) egg product, Lactaid(R) reduced lactose milk and Naturally Yours(R) no fat sour cream; and (ii) other specialty products, which includes all sales of the Company's specialty foods business other than branded specialty products.

     Net sales for the first quarter of 1994 totalled $70.7 million, an increase of $14.2 million from net sales for the same period in 1993. The following table reflects net sales by business category from year to year (dollars in thousands):

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                         --------------------------
           Business Category                                                                1993           1994
           -----------------                                                             -----------    -----------
     Branded specialty products . . . . . . . . . . . . . . . . . . . . . . . . . .      $    19,251    $    23,861
     Other specialty products . . . . . . . . . . . . . . . . . . . . . . . . . . .           37,325         46,878
                                                                                         -----------    -----------

     Net Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    56,576    $    70,739
                                                                                         ===========    ===========


     Net sales of branded specialty products increased by 24.0% for the first quarter of 1994 when compared to the same period of 1993. This improvement was accomplished through increased sales volume for all four branded products. Net sales of other specialty products increased by 25.6% during the first quarter when compared to 1993 primarily due to the acquisition of Favorite on March 31, 1993.

     Gross margin was 23.0% for the first quarter of 1994 compared to 25.9% for the like period of 1993, due to a shift in branded products sales mix, increased branded trade promotions and competitive pricing activity in the other specialty products category.

     Operating expenses as a percentage of net sales were 17.7% for the first quarter of 1994 compared to 21.1% for the same period of 1993. Distribution expenses as a percentage of sales increased slightly during the quarter due to a higher proportion of branded product sales in 1994 than 1993, which carry a slightly higher distribution expense related to a wider distribution area served. Selling expenses declined as a percentage of sales during the quarter primarily due to reduced introductory expenses for branded products. A slight increase in sales expense was incurred to absorb the increased specialty products sales provided by the Favorite acquisition. General and administrative expenses declined as a percentage of sales during the quarter as the result of reduced personnel costs and reduced amortization of intangibles.

     The Company's operating income during the first quarter of 1994 was $3.7 million, an increase of 35.9% from operating income for the first quarter of 1993 of approximately $2.7 million. The increase in operating income was primarily due to the combination of increasing sales of branded products, which contribute higher operating margins and improved operating expenses and ratios.

     For the first quarter, interest expense increased by 7.1% from $1.1 million during 1993 to $1.2 million during 1994. The increase resulted from higher debt levels and slightly higher average interest rates in 1994 on the Company's floating rate senior debt as compared with the first quarter of 1993.

     The Company recorded income from continuing operations of $1.8 million in the first quarter of 1994 compared to income from continuing operations of $1.0 million in the same period last year. The improved profitability was primarily the result of higher sales and lower operating expense margins.

     During the fourth quarter of 1993, the Company recorded a charge of $9.0 million which included provisions for reductions in workforce, relocation of the manufacturing of certain product lines to gain operating efficiencies, and the abandonment of other product lines. The charge also included $1.9 million representing the excess of the book value of operating assets sold in 1991 and 1992 over their estimated realizable value. Cash expenditures during the first quarter of 1994 related to this charge were approximately $1.0 million, with an additional $3.6 million expected in the remainder of 1994.

Liquidity and Capital Resources

     Cash provided by continuing operations was $9.2 million during the first three months of 1994 compared to cash provided by continuing operations of $2.8 million during the first three months of 1993. The sources of cash during the first quarter of 1994 were the $9.2 million provided by continuing operations, $2.0 million from the sale of Morningstar's packaging operation, and $.2 million from the exercise of stock options. These sources of cash were utilized to pay down debt of $7.6 million, to provide for capital and other expenditures of $3.0 million, to pay dividends of $.5 million, to provide $.2 million used by discontinued operations, and to provide for an increase in cash balances of $.1 million.

     Capital expenditures during the first quarter of 1994 were spent primarily on equipment additions for increased operating efficiencies. As of the end of the quarter of 1994, the Company was not in compliance with its fixed charge coverage ratio and has obtained a waiver of this covenant from its senior lenders. The Company was in compliance with all other covenants and financial ratios contained in its senior credit agreement.

     At March 31, 1994 the Company had approximately $12.2 million in unused borrowing capacity under its revolving credit facility. The Company expects that operating cash flows, together with borrowings under its revolving credit facility, will be sufficient to fund the Company's requirements for working capital and capital expenditures for the foreseeable future.

Financing

     As of March 31, 1994, the Company's senior credit agreement consisted of a $97.0 million term loan and a $30.0 million revolving credit facility. As of March 31, 1994, approximately $12.6 million was borrowed under the revolving credit facility and approximately $5.2 million in letters of credit were outstanding.

     On April 13, 1994, Morningstar completed the divestiture of Velda, its Florida-based fluid milk operation, to Engles Dairy Acquisition L.P. at an approximate selling price of $48 million including $3.0 million of 9% Series A Preferred Stock. After adjusting the selling price for increases in working capital, approximately $46 million was received in cash. Following the application of the cash proceeds on April 13, 1994, the Company had no revolver balance outstanding and had a remaining term loan balance of approximately $64.2 million. No further quarterly payments are required on the term loan until June 20, 1995. The remaining amortization schedule for the term loan is as follows:

                                                                       Approximate
                        Quarterly payment date(s)                  Quarterly payment
                    -------------------------------------          -----------------
                    June 20, 1995                                  $       3,306,000
                    September 20, 1995 - March 20, 1997                    3,890,000
                    June 20, 1997 - December 20, 1998                      4,731,000
                    March 20, 1999                                           505,000

On June 20, 1994, the borrowing capacity available under the revolving credit facility will be reduced from a total of $30 million to $25 million.

                                    PART II
                               OTHER INFORMATION

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE MORNINGSTAR GROUP INC.



                                          /s/ TRACY L. NOLL
                                              Tracy L. Noll
                                Vice President and Chief Financial Officer
                            (Authorized Officer and Principal Financial Officer)


Date:  May 13, 1994