Form 10-Q
period 1994-06-30
MORNINGSTAR GROUP INC
filed 1994-08-12
CIK 832768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
(x) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 1994

                                       or

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
                                                  ---         ---
      As of July 31, 1994, the number of shares outstanding of each class of common stock was:

               Common Stock,  $.01 par value:  14,390,262 shares

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      December 31,       June 30,
                                                                                         1993             1994
                                                                                     -------------    -------------
                                                                                                       (Unaudited)
                            ASSETS
                            ------
CURRENT ASSETS:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      3,340     $      2,455
  Receivables, net of allowance for doubtful accounts of $974 and $1,210  . .              26,762           25,818
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11,527           10,813
  Prepaids and deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,519            5,119
  Net assets of discontinued operations - current . . . . . . . . . . . . . .               5,571              -
                                                                                     -------------    -------------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .              56,719           44,205


PROPERTY, PLANT AND EQUIPMENT:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,062            6,062
  Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              16,463           17,707
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .              29,334           31,345
                                                                                     -------------    -------------

          Gross property, plant and equipment . . . . . . . . . . . . . . . .              51,859           55,114
  Less:  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .              (9,749)         (11,387)
                                                                                     -------------    -------------

          Net property, plant and equipment . . . . . . . . . . . . . . . . .              42,110           43,727


INTANGIBLE AND OTHER ASSETS:
  Identifiable intangible assets  . . . . . . . . . . . . . . . . . . . . . .               3,177            2,844
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              71,829           69,036
  Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . .               2,705            1,663
  Net assets of discontinued operations - noncurrent  . . . . . . . . . . . .              33,822              -
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,772            2,570
                                                                                     -------------    -------------

          Total intangible and other assets . . . . . . . . . . . . . . . . .             113,305           76,113
                                                                                     -------------    -------------


          TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    212,134     $    164,045
                                                                                     =============    =============



 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      December 31,      June 30,
                                                                                         1993             1994
                                                                                     -------------    -------------
                                                                                                       (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     17,850     $     17,535
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,663           19,717
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .              14,750            3,165
                                                                                     -------------    -------------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . .              50,263           40,417

LONG-TERM DEBT (net of current maturities)  . . . . . . . . . . . . . . . . .             105,425           61,145

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .               1,913            1,847

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized;
  14,287,212 shares in 1993 and 14,390,262 in 1994  issued and outstanding  .                 143              144
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .              69,541           69,804
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (15,151)          (9,312)
                                                                                     -------------    -------------

          Total stockholders' equity and retained deficit . . . . . . . . . .              54,533           60,636
                                                                                     -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .        $    212,134     $    164,045
                                                                                     =============    =============





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, dollars in thousands, except per share amounts)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                          ---------------------------    --------------------------
                                                             1993            1994           1993           1994
                                                          -----------    ------------    -----------    -----------

NET SALES . . . . . . . . . . . . . . . . . . . . . .     $   72,361     $    73,667     $  128,937     $  144,406
  Cost of goods sold  . . . . . . . . . . . . . . . .         55,629          56,389         97,528        110,869
  Selling, distribution, and general and
    administrative. . . . . . . . . . . . . . . . . .         12,815          12,812         24,746         25,338
                                                          -----------    ------------    -----------    -----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . .          3,917           4,466          6,663          8,199

OTHER (INCOME) AND EXPENSE:
  Interest expense  . . . . . . . . . . . . . . . . .          1,282           1,147          2,430          2,377
  Amortization of deferred financing cost . . . . . .            132              75            238            170
  Other income, net . . . . . . . . . . . . . . . . .           (275)           (425)          (449)          (670)
                                                          -----------    ------------    -----------    -----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . .          2,778           3,669          4,444          6,322
  Provision for income taxes  . . . . . . . . . . . .          1,001           1,130          1,650          2,019
                                                          -----------    ------------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . .          1,777           2,539          2,794          4,303

DISCONTINUED OPERATIONS
  Income from discontinued operations (a) . . . . . .            893             163          1,825          1,070
  Gain on disposal (b)  . . . . . . . . . . . . . . .             -              546            -              466
                                                          -----------    ------------    -----------    -----------

INCOME FROM DISCONTINUED OPERATIONS . . . . . . . . .            893             709          1,825          1,536
                                                          -----------    ------------    -----------    -----------

NET INCOME BEFORE EXTRAORDINARY ITEM  . . . . . . . .          2,670           3,248          4,619          5,839

EXTRAORDINARY ITEM (c)  . . . . . . . . . . . . . . .           (164)             -            (164)            -
                                                          -----------    ------------    -----------    -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . .     $    2,506     $     3,248     $    4,455     $    5,839
                                                          ===========    ============    ===========    ===========

EARNINGS PER COMMON SHARE:
  Earnings from continuing operations . . . . . . . .     $     0.12     $      0.17     $     0.19     $     0.29
  Earnings from discontinued operations . . . . . . .           0.06            0.05           0.12           0.10
                                                          -----------    ------------    -----------    -----------
  Earnings before extraordinary item  . . . . . . . .           0.18            0.22           0.31           0.39
  Extraordinary item  . . . . . . . . . . . . . . . .          (0.01)             -           (0.01)           -
                                                          -----------    ------------    -----------    -----------
  Earnings per common share . . . . . . . . . . . . .     $     0.17     $      0.22     $     0.30     $     0.39
                                                          ===========    ============    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . . . .     15,022,955      15,006,128     15,050,657     14,975,488



(a)  Net of applicable tax provision of   . . . . . .     $      421     $        51     $      863     $      507

(b)  Net of applicable tax provision of   . . . . . .             -            2,920             -           2,879

(c)  Loss on purchase of senior subordinated debentures, net of applicable taxes of $71.





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                         --------------------------
                                                                                            1993           1994
                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   129,944    $  145,929
  Interest received . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               98           102
  Income tax refund . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                6            -
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . . . . . . .         (118,494)     (129,548)
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,011)       (2,856)
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (23)         (757)
                                                                                         ------------   -----------
NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .            8,520        12,870

NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . .            4,308        (3,147)
                                                                                         ------------    ----------

NET CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .           12,828         9,723

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiary . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (30,608)          -
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,362)       (3,315)
  Proceeds from sale of fixed assets  . . . . . . . . . . . . . . . . . . . . . . .               25            45
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (405)         (726)
                                                                                         ------------   -----------
      Net cash used in continuing operations  . . . . . . . . . . . . . . . . . . .          (33,350)       (3,996)
   Discontinued Operations:
  Sale of discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . .              -          50,006
  Capital and other expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .             (569)         (482)
                                                                                         ------------   -----------
     Net cash provided (used) by discontinued operations  . . . . . . . . . . . . .             (569)       49,524

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . .          (33,919)       45,528

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing common stock  . . . . . . . . . . . . . . . . . . . . . . .               -            264
  Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . . . . . .           35,000           -
  Net payments on revolving credit facility . . . . . . . . . . . . . . . . . . .             (2,459)      (15,904)
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (11,231)      (39,961)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,070)         (535)
                                                                                         ------------   -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . .           20,240       (56,136)
                                                                                         -----------    -----------

NET DECREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (851)         (885)

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,849         3,340
                                                                                         ------------   -----------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     2,998    $    2,455
                                                                                         ============   ===========



 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
                       (Unaudited, dollars in thousands)



                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                         --------------------------
                                                                                            1993           1994
                                                                                         -----------    -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    4,455     $    5,839

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FLOW FROM OPERATIONS:

   Discontinued operations net income   . . . . . . . . . . . . . . . . . . . . . .          (1,825)        (1,536)
   Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,846          2,087
   Amortization of intangibles  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,267          1,336
   (Gain) loss on fixed asset retirements   . . . . . . . . . . . . . . . . . . . .              28            (12)
   Increase in deferred taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .           2,040          1,963
   Loss on redemption of debentures   . . . . . . . . . . . . . . . . . . . . . . .             235             -
   Change in assets and liabilities, net of effects
       from disposition of subsidiary:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             329            944
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (243)           714
       Prepaids & deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,184)         3,513
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (459)          (382)
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,064         (1,531)
       Long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,033)           (65)
                                                                                         -----------    -----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .           8,520         12,870

DISCONTINUED OPERATIONS:
   Discontinued operations net income   . . . . . . . . . . . . . . . . . . . . . .           1,825          1,536
   Gain on divestiture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             (466)
   Change in working capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .             861         (5,009)
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . .           1,622            792
                                                                                         -----------    -----------

NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . .           4,308         (3,147)
                                                                                         -----------    -----------

NET CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .      $   12,828     $    9,723
                                                                                         ===========    ===========





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1994




(1)   CONSOLIDATED FINANCIAL STATEMENTS

             The consolidated financial statements as of June 30, 1994, and for the six months then ended have been prepared by The Morningstar Group Inc. (the "Company" or "Morningstar") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and changes in cash flows at June 30, 1994 and for the six months then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1993 financial statements contained in its most recent Annual Report on Form 10-K.

             On April 13, 1994, Morningstar completed the divestiture of its Florida-based fluid milk operation Velda Farms Inc. ("Velda") to Engles Dairy Acquisition L.P. ("Purchaser") at an approximate selling price of $51 million consisting of $48 million of cash and $3 million of 9% Series A Preferred Stock. The sale of Velda completes the Company's divestiture of its regional dairies. These operations have been treated as discontinued operations, and previously published financial statements have been restated to conform with this presentation.

             On March 31, 1993, the Company acquired Favorite Foods Inc., ("Favorite") a subsidiary of Nestle USA, Inc., for $28 million plus expenses. Favorite, headquartered in Fullerton, California, is a processor of cultured and ultrapasteurized products. The Company amended its senior credit agreement to increase the term loan and borrowed funds thereunder to complete this purchase.


(2)   INVENTORIES

             Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (in thousands):

                                                                                    At December 31,    At June 30,
                                                                                         1993              1994
                                                                                    --------------    -------------
             Raw materials and supplies . . . . . . . . . . . . . . . . . . .       $        7,871    $       6,759
             Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .                3,656            4,054
                                                                                    --------------    -------------

                      Total . . . . . . . . . . . . . . . . . . . . . . . . .       $       11,527    $      10,813
                                                                                    ==============    =============

             Finished goods inventories include the costs of materials, labor and plant overhead.

(3)   DEBT

             The Company's outstanding long-term debt and average interest rates in effect on June 30, 1994 were:

                                                                                                       Average
                                                                                     Amount of        Interest
                                                                                       Debt             Rate
                                                                                   -------------      --------
                                                                                  (in thousands)
             Senior term loan   . . . . . . . . . . . . . . . . . . . . . .        $     60,539         6.313%
             Revolving credit facility (a)  . . . . . . . . . . . . . . . .                 771         7.750%
             Industrial development revenue bonds . . . . . . . . . . . . .               3,000         3.050%
                                                                                   ------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . .              64,310

             Less:  Current maturities  . . . . . . . . . . . . . . . . . .               3,165
                                                                                   ------------
             Long term debt, net of current maturities  . . . . . . . . . .        $     61,145
                                                                                   ============


             (a) At June 30, 1994, $771,000 was borrowed under the revolving credit facility and letters of credit totalling $4,933,015 were issued. At June 30, 1994, the Company had $19,295,985 in additional borrowing capacity under the terms of its revolving credit facility.


(4)   PRO FORMA RESULTS

             The following unaudited pro forma information is presented to illustrate the estimated effects of: (i) the acquisition of Favorite and
      (ii) the divestiture of Velda as if both transactions had occurred at January 1, 1993 (in thousands except per share information):


                                                             Three Months Ended               Six Months Ended
                                                                   June 30,                       June 30,
                                                         ----------------------------   ---------------------------
                                                             1993            1994           1993           1994
                                                         ------------    ------------   ------------    -----------
Pro forma net sales . . . . . . . . . . . . . . . . .    $    72,361     $    73,667    $   140,124    $   144,406

Pro forma net income  . . . . . . . . . . . . . . . .          1,777           2,539          2,852          4,303

Pro forma shares outstanding  . . . . . . . . . . . .     15,022,955      15,006,128     15,050,657     14,975,488

Pro forma earnings per share  . . . . . . . . . . . .    $      0.12     $      0.17    $      0.19    $      0.29


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS.


Results of Operations - Second Quarter and Year-to-Date 1994
     Compared with Second Quarter and Year-to-Date 1993

     Net sales are classified into two categories: (i) branded specialty products, which include historical sales of the Company's four national branded products - International Delight(R) non-dairy coffee creamer, Second Nature(R) egg product, Lactaid(R) reduced lactose milk and Naturally Yours(R) no fat sour cream; and (ii) other specialty products, which includes all sales of the Company's specialty foods business other than branded specialty products.

     Net sales for the second quarter of 1994 totalled $73.7 million, an increase of $1.3 million from net sales for the same period in 1993. For the six months ended June 30, 1994, net sales were $144.4 million, an increase of $15.5 million from the same period in 1993. The following table reflects net sales by business category from year to year:

                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                          ---------------------------    --------------------------
           Business Category                                 1993            1994           1993           1994
           -----------------                              -----------    ------------    -----------    -----------
     Branded specialty products . . . . . . . . . . .     $    19,191    $     23,957    $    38,442    $    47,818

     Other specialty products . . . . . . . . . . . .          53,170          49,710         90,495         96,588
                                                          -----------    ------------    -----------    -----------

     Net sales  . . . . . . . . . . . . . . . . . . .     $    72,361    $     73,667    $   128,937    $   144,406
                                                          ===========    ============    ===========    ===========


     Net sales of branded specialty products increased by 24.8% and 24.4% for the second quarter and first six months of 1994 when compared to similar periods in 1993. This improvement was accomplished through increased sales of all four branded products with the exception of a slight decrease in Second Nature sales in the second quarter. Net sales of other specialty products decreased 6.5% during the second quarter due to declines in UHT and cultured, while sales for the first six months increased 6.7% primarily as the result of the acquisition of Favorite on March 31, 1993. The second quarter declines in net sales were primarily due to lower volumes and competitive pricing.

     Gross margin was 23.5% and 23.2% for the second quarter and first six months of 1994 compared to 23.1% and 24.4% for like periods of 1993. These comparisons are the result of increasing sales of branded products in the second quarter, which contribute higher gross margins, but have been slightly offset by increased competitive pricing in the other specialty products category.

     Operating expense ratios were 17.4% and 17.6% for the second quarter and first six months of 1994 compared to 17.7% and 19.2% for like periods of 1993. Distribution expenses increased as a percent of net sales due to a higher proportion of delivered customers being served. Selling expenses increased as a percent of net sales primarily as the result of increased advertising and promotional activities related to the growth of branded specialty products. General and administrative expenses declined as a percent of net sales due to the effects of the Company's restructuring program.

     The Company's operating income during the second quarter of 1994 was $4.5 million, an increase of 14.0% from operating income for the second quarter of 1993 of approximately $3.9 million. For the first six months, 1994 operating income was $8.2 million, an increase of 23.1% from 1993 operating income of $6.7 million. The increase in operating income from like periods in 1993 was the result of slightly higher sales and gross margins.

     For the second quarter, interest expense declined by 10.5% from $1.3 million in 1993 to $1.1 million in 1994. For the first six months, interest expense declined 2.2%. These reductions resulted from lower average debt levels especially in the second quarter of 1994 following the sale of Velda.

     The Company recorded net income from continuing operations of $2.5 million and $4.3 million in the second quarter and first six months of 1994 compared to $1.8 million and $2.8 million for the comparable periods of 1993. The improved profitability was primarily the result of higher branded sales and lower general and administrative expenses.

     The Company recorded a gain of approximately $.5 million net of applicable taxes on the sale of Velda which was completed during the second quarter of 1994.

     The Company recorded an extraordinary loss of $.2 million in the second quarter of 1993 for the premium paid to retire approximately $4.8 million in senior subordinated debentures.

     During the fourth quarter of 1993, the Company recorded a charge of $9.0 million which included provisions for reductions in workforce, relocation of the manufacturing of certain product lines to gain operating efficiencies, and the abandonment of other product lines. The charge also included $1.9 million representing the excess of the book value of operating assets sold in 1991 and 1992 over their estimated realizable value. Cash expenditures during the first six months of 1994 related to this charge were approximately $2.5 million, with an additional $2.0 million expected in the remainder of 1994.

Liquidity and Capital Resources

     Cash provided by continuing operations was $12.9 million during the first six months of 1994 compared to cash provided by continuing operations of $8.5 million during the first six months of 1993. The sources of cash during the first six months of 1994 were the $12.9 million provided by continuing operations, $50.0 million from the sale of Morningstar's discontinued operations, $.9 million from reduced cash balances, and $.2 million from the exercise of stock options. These sources of cash were utilized to pay down debt of $55.9 million, to provide for capital and other expenditures of $4.5 million, to pay dividends of $.5 million, and to provide $3.1 million used by discontinued operations.

     Capital expenditures during the first six months of 1994 were spent primarily on equipment additions for increased operating efficiencies. As of the end of the second quarter of 1994, the Company was not in compliance with its fixed charge coverage ratio and has obtained a waiver of this covenant from its senior lenders. The Company was in compliance with all other covenants and financial ratios contained in its senior credit agreement.

     At June 30, 1994 the Company had approximately $19.3 million in unused borrowing capacity under its revolving credit facility. The Company expects that operating cash flows, together with borrowings under its revolving credit facility, will be sufficient to fund the Company's requirements for working capital and capital expenditures for the foreseeable future.

Financing

     As of June 30, 1994, the Company's senior credit agreement consisted of a $60.5 million term loan and a $25.0 million revolving credit facility. As of June 30, 1994, approximately $0.8 million was borrowed under the revolving credit facility and approximately $4.9 million in letters of credit were outstanding.

     On April 13, 1994, Morningstar completed the divestiture of Velda, its Florida-based fluid milk operation, to Engles Dairy Acquisition L.P. at an approximate selling price of $51 million including $3.0 million of 9% Series A Preferred Stock. After adjusting the selling price for increases in working capital, approximately $48 million was received in cash. Following the application of all cash proceeds on June 14, 1994, the Company had no revolver balance outstanding and had a remaining term loan balance of approximately $60.5 million. No further quarterly payments are required on the term loan until June 20, 1995. The remaining amortization schedule for the term loan is as follows:

                                                                   Approximate
                       Quarterly payment date(s)                 Quarterly payment
                    ----------------------------------           -----------------
                    June 20, 1995                                $       3,165,000
                    September 20, 1995 - March 20, 1997                  3,723,000
                    June 20, 1997 - September 20, 1998                   4,529,000
                    December 20, 1998                                    4,139,000

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

      To the knowledge of the Company, there are no reportable suits or proceedings pending or threatened against or affecting the Company other than those encountered in the ordinary course of the Company's business and described in the Company's most recent Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Pursuant to a Stockholders Meeting held on May 19, 1994, the Company's stockholders took the following actions:

                    Election of Directors - The stockholders elected each of C. Dean Metropoulos, Clifford L. Marquart, John R. Muse, Charles W. Tate, Jack W. Evans, Jim L. Turner and Arnold L. Chavkin to serve as a director of the Company until his successor is elected and qualified, or if earlier, until his death, resignation or removal from office.

                    Appointment of Auditors - The stockholders ratified the appointment of Arthur Andersen & Co. as independent auditors of the Company for the ensuing year.

                    1994 Stock Option Plan - The stockholders approved the 1994 Incentive and Nonstatutory Stock Option Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

           None.

      (b)  Reports on Form 8-K.

           (1)    April 28, 1994.

                  Item 2.  Acquisition or Disposition of Assets.
                    (a)  Disposition of Velda Farms Inc.

                  Item 7.  Financial Statements and Exhibits.
                    (b)  Pro Forma Financial Information.

                    (c) Exhibit 10 (a) - Amended and Restated Agreement and Plan of Merger dated April 8, 1994, among Engles Dairy Acquisition, L.P., Velda Farms Inc. and The Morningstar Group Inc.

                         Exhibit 10 (b) - Form of Dairy Products Supply Agreement by and among Morningstar, its named subsidiaries and Velda Farms Inc. (Incorporated by reference to Exhibit 10 (fff) to Morningstar's Annual Report on Form 10-K for the fiscal year ended December 3, 1993.)

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE MORNINGSTAR GROUP INC.



                                        /s/ C. DEAN METROPOULOS
                                            C. Dean Metropoulos
                                    President and Chief Executive Officer
                                             (Authorized Officer)


Date:  August 12, 1994