Form 10-Q
period 1994-09-30
MORNINGSTAR GROUP INC
filed 1994-11-14
CIK 832768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
(x) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 1994

                                       or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _______________ to _______________


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

      As of September 30, 1994, the number of shares outstanding of each class of common stock was:

               Common Stock,  $.01 par value:  14,916,747 shares

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     December 31,     September 30,
                                                                                          1993            1994
                                                                                     -------------    -------------
                                                                                                       (Unaudited)
                            ASSETS
                            ------

CURRENT ASSETS:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      3,340     $      3,206
  Receivables, net of allowance for doubtful accounts of $974 and $1,066  . .              26,762           25,633
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11,527           13,175
  Prepaids and deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,519            5,053
  Net assets of discontinued operations - current . . . . . . . . . . . . . .               5,571              -
                                                                                     ------------     ------------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .              56,719           47,067


PROPERTY, PLANT AND EQUIPMENT:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,062            6,062
  Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              16,463           17,844
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .              29,334           33,514
                                                                                     ------------     ------------

         Gross property, plant and equipment  . . . . . . . . . . . . . . . .              51,859           57,420
  Less:  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .              (9,749)         (12,149)
                                                                                     ------------     ------------

          Net property, plant and equipment . . . . . . . . . . . . . . . . .              42,110           45,271


INTANGIBLE AND OTHER ASSETS:
  Identifiable intangible assets  . . . . . . . . . . . . . . . . . . . . . .               3,177            2,703
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              71,829           67,771
  Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . .               2,705            1,633
  Net assets of discontinued operations - noncurrent  . . . . . . . . . . . .              33,822              -
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,772            2,247
                                                                                     ------------     ------------

          Total intangible and other assets . . . . . . . . . . . . . . . . .             113,305           74,354
                                                                                     ------------     ------------


          TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    212,134     $    166,692
                                                                                     ============     ============



 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     December 31,     September 30,
                                                                                         1993             1994
                                                                                     -------------    -------------
                                                                                                       (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     17,850     $     17,679
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,663           20,129
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .              14,750            2,995
                                                                                     ------------     ------------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . .              50,263           40,803

LONG-TERM DEBT (net of current maturities)  . . . . . . . . . . . . . . . . .             105,425           60,374

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .               1,913            1,959

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized;
  14,287,212 shares in 1993 and 14,916,747 in 1994  issued and outstanding  .                 143              149
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .              69,541           71,157
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (15,151)          (7,750)
                                                                                     ------------     ------------

          Total stockholders' equity and retained deficit . . . . . . . . . .              54,533           63,556
                                                                                     ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .        $    212,134     $    166,692
                                                                                     ============     ============





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, dollars in thousands, except per share amounts)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                          ---------------------------    --------------------------
                                                             1993            1994           1993           1994
                                                          -----------    ------------    -----------    -----------
NET SALES . . . . . . . . . . . . . . . . . . . . . .     $   69,603     $    70,429     $  198,540     $  214,835
  Cost of goods sold  . . . . . . . . . . . . . . . .         55,406          54,764        152,934        165,633
  Selling, distribution, and general
   and administrative . . . . . . . . . . . . . . . .         12,431          11,904         37,177         37,242
                                                          ----------     -----------     ----------     ----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . .          1,766           3,761          8,429         11,960

OTHER (INCOME) AND EXPENSE:
  Interest expense, net . . . . . . . . . . . . . . .          1,273             942          3,703          3,319
  Amortization of net deferred financing cost . . . .            128              90            366            260
  Other income, net . . . . . . . . . . . . . . . . .           (212)           (217)          (661)          (887)
                                                          ----------     -----------     ----------     ----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . .            577           2,946          5,021          9,268
  Provision for income taxes  . . . . . . . . . . . .            331           1,089          1,981          3,108
                                                          ----------     -----------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . .            246           1,857          3,040          6,160

DISCONTINUED OPERATIONS
  Income (loss) from discontinued operations (a)  . .            314            (252)         2,139            818
  Gain (loss) on disposal (b) . . . . . . . . . . . .            -               (43)           -              423
                                                          -----------    -----------     ----------     ----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS  . . . . .            314            (295)         2,139          1,241
                                                          ----------     -----------     ----------     ----------

NET INCOME BEFORE EXTRAORDINARY ITEM  . . . . . . . .            560           1,562          5,179          7,401

EXTRAORDINARY ITEM (c)  . . . . . . . . . . . . . . .            -               -             (164)           -
                                                          ----------     -----------     ----------     ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . .     $      560     $     1,562     $    5,015     $    7,401
                                                          ==========     ===========     ==========     ==========

EARNINGS PER COMMON SHARE:
  Earnings from continuing operations . . . . . . . .     $      .01     $       .12     $      .20     $      .41
  Earnings (loss) from discontinued operations. . . .            .02            (.02)           .14            .08
                                                          ----------     -----------     ----------     ----------
  Earnings before extraordinary item  . . . . . . . .            .03             .10            .34            .49
  Extraordinary item  . . . . . . . . . . . . . . . .            -               -             (.01)           -
                                                          ----------     -----------     ----------     ----------
  Earnings per common share . . . . . . . . . . . . .     $      .03     $       .10     $      .33     $      .49
                                                          ==========     ===========     ==========     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . . . .      15,009,048      15,078,713    15,037,752     15,010,785



(a)  Net of applicable tax provision of   . . . . . .     $      171     $       -       $    1,034     $      507

(b)  Net of applicable tax provision of   . . . . . .            -               -              -            2,879

(c)  Loss on purchase of senior subordinated debentures, net of applicable taxes of $71.





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         --------------------------
                                                                                            1993           1994
                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   199,671    $  216,469
  Interest received . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              177           126
  Income tax refund . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                6           -
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . . . . . . .         (184,852)     (195,756)
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,621)       (3,419)
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (453)       (1,784)
                                                                                         -----------    ----------
NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .            9,928        15,636

NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . .            4,996        (3,488)
                                                                                         -----------    ----------

NET CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .           14,924        12,148

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiary . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (30,322)          -
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,279)       (5,846)
  Proceeds from sale of fixed assets  . . . . . . . . . . . . . . . . . . . . . . .               26            30
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,307)         (502)
                                                                                         -----------    ----------
      Net cash used in continuing operations  . . . . . . . . . . . . . . . . . . .          (34,882)       (6,318)
  Discontinued Operations:
  Sale of discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . .              -          50,237
  Capital and other expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .             (938)         (482)
                                                                                         -----------    ----------
     Net cash provided (used) by discontinued operations  . . . . . . . . . . . . .             (938)       49,755

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . .          (35,820)       43,437

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing common stock  . . . . . . . . . . . . . . . . . . . . . . .               58         1,622
  Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . . . . . .           35,000           -
  Net payments on revolving credit facility . . . . . . . . . . . . . . . . . . .              1,313       (16,675)
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (14,731)      (40,131)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,605)         (535)
                                                                                         -----------    ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . .           20,035       (55,719)
                                                                                         -----------    ----------

NET DECREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (861)         (134)

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,849         3,340
                                                                                         -----------    ----------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     2,988    $    3,206
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

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
                       (Unaudited, dollars in thousands)



                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         --------------------------
                                                                                            1993           1994
                                                                                         -----------    -----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    5,015     $    7,401

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FLOW FROM OPERATIONS:

   Discontinued operations net income   . . . . . . . . . . . . . . . . . . . . . .          (2,139)        (1,241)
   Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,824          3,092
   Amortization of intangibles  . . . . . . . . . . . . . . . . . . . . . . . . . .           3,473          2,022
   (Gain) loss on fixed asset retirements   . . . . . . . . . . . . . . . . . . . .              30           (243)
   Increase in deferred taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .           2,447          2,814
   Loss on redemption of debentures   . . . . . . . . . . . . . . . . . . . . . . .             164            -
   Change in assets and liabilities, net of effects
       from disposition of subsidiary:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             296          1,129
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,359)        (1,648)
       Prepaids & deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,784)         3,578
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,001           (239)
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,991         (1,076)
       Long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,031)            47
                                                                                         ----------     ----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .           9,928         15,636

DISCONTINUED OPERATIONS:
   Discontinued operations net income   . . . . . . . . . . . . . . . . . . . . . .           2,139          1,241
   Gain on divestiture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             (423)
   Change in working capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .             572         (5,095)
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . .           2,285            789
                                                                                         ----------     ----------

NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . .           4,996         (3,488)
                                                                                         ----------     ----------

NET CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .      $   14,924     $   12,148
                                                                                         ==========     ==========





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1994




(1)   CONSOLIDATED FINANCIAL STATEMENTS

             The consolidated financial statements as of September 30, 1994, and for the nine months then ended have been prepared by The Morningstar Group Inc. (the "Company" or "Morningstar") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and changes in cash flows at September 30, 1994 and for the nine months then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1993 financial statements contained in its most recent Annual Report on Form 10-K.

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


(2)   INVENTORIES

             Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (in thousands):

                                                                                    At December 31, At September 30,
                                                                                         1993             1994
                                                                                    --------------  ----------------
             Raw materials and supplies . . . . . . . . . . . . . . . . . . .       $        7,871    $       7,757
             Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .                3,656            5,418
                                                                                    --------------    -------------

                      Total . . . . . . . . . . . . . . . . . . . . . . . . .       $       11,527    $      13,175
                                                                                    ==============    =============

             Finished goods inventories include the costs of materials, labor and plant overhead.

(3)   DEBT

             The Company's outstanding long-term debt and average interest rates in effect on September 30, 1994 were:

                                                                                                      Average
                                                                                     Amount of       Interest
                                                                                        Debt           Rate
                                                                                   -------------      --------
                                                                                  (in thousands)
             Senior term loan   . . . . . . . . . . . . . . . . . . . . . .        $     60,369         6.176%
             Revolving credit facility (a)  . . . . . . . . . . . . . . . .                  -          8.000%
             Industrial development revenue bonds . . . . . . . . . . . . .               3,000         4.250%
                                                                                   ------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . .              63,369

             Less:  Current maturities  . . . . . . . . . . . . . . . . . .               2,995
                                                                                   ------------
             Long term debt, net of current maturities  . . . . . . . . . .        $     60,374
                                                                                   ============


             (a) At September 30, 1994, there were no amounts borrowed under the revolving credit facility and letters of credit totalling $5,145,515 were issued. At September 30, 1994, the Company had $19,854,485 in additional borrowing capacity under the terms of its revolving credit facility.


(4)   PRO FORMA RESULTS

             The following unaudited pro forma information is presented to illustrate the estimated effects of: (i) the acquisition of Favorite and
      (ii) the divestiture of Velda as if both transactions had occurred at January 1, 1993 (in thousands except per share information):


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          ---------------------------    --------------------------
                                                             1993           1994            1993           1994
                                                          -----------    ------------    -----------    -----------
Pro forma net sales . . . . . . . . . . . . . . . . .     $   69,603     $    70,429     $  209,727     $  214,835

Pro forma net income  . . . . . . . . . . . . . . . .            246           1,857          3,098          6,160

Pro forma shares outstanding  . . . . . . . . . . . .     15,009,048      15,078,713     15,037,752     15,010,785

Pro forma earnings per share  . . . . . . . . . . . .     $      .01     $      .12      $     .21      $      .41

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.


Results of Operations - Third Quarter and Year-to-Date 1994
  Compared with Third Quarter and Year-to-Date 1993

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

  Net sales for the third quarter of 1994 totalled $70.4 million, an increase of $.8 million from net sales for the same period in 1993. For the nine months ended September 30, 1994, net sales were $214.8 million, an increase of $16.3 million from the same period in 1993. The following table reflects net sales by business category from year to year:

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                September 30,
                                                           --------------------------   ----------------------------
           Business Category                                 1993            1994           1993           1994
           -----------------                              -----------    ------------    -----------    -----------
     Branded specialty products . . . . . . . . . . .     $    18,811    $     24,792    $    57,253    $    72,610

     Other specialty products . . . . . . . . . . . .          50,792          45,637        141,287        142,225
                                                          -----------    ------------    -----------    -----------

     Net sales  . . . . . . . . . . . . . . . . . . .     $    69,603    $     70,429    $   198,540    $   214,835
                                                          ===========    ============    ===========    ===========


     Net sales of branded specialty products increased by 31.8% and 26.8% for the third quarter and first nine months of 1994 when compared to similar periods in 1993. This improvement was accomplished through increased sales of all four branded products. Net sales of other specialty products decreased 10.1% during the third quarter due to declines in UHT, cultured and other while sales for the first nine months remained relatively level with the same period in 1993. The third quarter declines in net sales were primarily due to lower volumes and competitive pricing.

     Gross margin was 22.2% and 22.9% for the third quarter and first nine months of 1994 compared to 20.4% and 23.0% for the same periods in 1993. These comparisons are the result of increasing sales of branded products in the third quarter, which contribute higher gross margins, but have been slightly offset by increased competitive pricing in the other specialty products category.

     Operating expense ratios were 16.9% and 17.3% for the third quarter and first nine months of 1994 compared to 17.9% and 18.7% for the same periods in 1993. Distribution expenses, as a percent of net sales, remained relatively level with the same period in 1993. Selling expenses increased as a percent of net sales primarily as the result of increased advertising and promotional activities related to the growth of branded specialty products. General and administrative expenses declined as a percent of net sales due to the effects of the Company's restructuring program.

     The Company's operating income during the third quarter of 1994 was $3.8 million, an increase of 113.0% from operating income for the third quarter of 1993 of approximately $1.8 million. For the first nine months, 1994 operating income was $12.0 million, an increase of 41.9% from 1993 operating income of $8.4 million. The increase in operating income from like periods in 1993 was the result of higher sales and gross margins.

     For the third quarter, interest expense declined by 26.0% from $1.3 million in 1993 to $.9 million in 1994. For the first nine months, interest expense declined 10.4%. These reductions resulted primarily from lower average debt levels especially in the second and third quarter of 1994 following the sale of Velda.

     The Company recorded net income from continuing operations of $1.9 million and $6.2 million in the third quarter and first nine months of 1994 compared to $.2 million and $3.0 million for the comparable periods of 1993. The improved profitability was primarily the result of higher branded sales and lower interest expense and general and administrative expenses.

     The Company recorded a gain of approximately $.4 million net of applicable taxes on the sale of Velda which was completed during the second quarter of 1994.

     The Company recorded an extraordinary loss of $.2 million in the second quarter of 1993 for the premium paid to retire approximately $4.8 million in senior subordinated debentures.

     During the fourth quarter of 1993, the Company recorded a charge of $9.0 million which included provisions for reductions in workforce, relocation of the manufacturing of certain product lines to gain operating efficiencies, and the abandonment of other product lines. The charge also included $1.9 million representing the excess of the book value of operating assets sold in 1991 and 1992 over their estimated realizable value. Cash expenditures during the first nine months of 1994 related to this charge were approximately $3.0 million, with an additional $1.9 million expected in the remainder of 1994.

Liquidity and Capital Resources

     Cash provided by continuing operations was $15.6 million during the first nine months of 1994 compared to cash provided by continuing operations of $9.9 million during the first nine months of 1993. The sources of cash during the first nine months of 1994 were the $15.6 million provided by continuing operations, $50.2 million from the sale of Morningstar's discontinued operations, $.1 million from reduced cash balances, and $1.6 million from the exercise of stock options. These sources of cash were utilized to pay down debt of $56.8 million, to provide for capital and other expenditures of $6.8 million, to pay dividends of $.5 million, and to provide $3.4 million used by discontinued operations.

     Capital expenditures during the first nine months of 1994 were spent primarily on equipment additions for increased operating efficiencies. As of the end of the third quarter of 1994, the Company was in compliance with all covenants and financial ratios contained in its senior credit agreement.

     At September 30, 1994 the Company had approximately $19.9 million in unused borrowing capacity under its revolving credit facility. The Company expects that operating cash flows, together with borrowings under its revolving credit facility, will be sufficient to fund the Company's requirements for working capital and capital expenditures for the foreseeable future.

Financing

     As of September 30, 1994, the Company's senior credit agreement consisted of a $60.4 million term loan and a $25.0 million revolving credit facility. As of September 30, 1994, there were no amounts borrowed under the revolving credit facility and approximately $5.1 million in letters of credit were outstanding.

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

                                                                    Approximate
                       Quarterly payment date(s)                 Quarterly payment
                    ----------------------------------           -----------------
                    June 20, 1995                                $       2,995,000
                    September 20, 1995 - March 20, 1997                  3,723,000
                    June 20, 1997 - September 20, 1998                   4,529,000
                    December 20, 1998                                    4,139,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

           27  - Financial Data Schedule (Electronic Filing Only)

      (b)  Reports on Form 8-K.

           None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE MORNINGSTAR GROUP INC.



                                                 /s/ C. DEAN METROPOULOS
                                          -------------------------------------
                                                   C. Dean Metropoulos
                                          President and Chief Executive Officer
                                                  (Authorized Officer)


Date:  November 11, 1994

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- - -------             -----------                                              ------------

27            Financial Data Schedule.