Form 10-K405
period 1994-12-31
MORNINGSTAR GROUP INC
filed 1995-03-28
CIK 832768

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K
(MARK ONE)
[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the fiscal year ended December 31, 1994, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from               to

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

      5956 SHERRY LANE, SUITE 1800
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
                                                  ---        ---
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of the Common Stock on the NASDAQ Stock Market on February 28, 1995 was approximately $74,449,000, which value, solely for the purpose of this calculation, excludes shares held by the Registrant's executive officers and directors. Such exclusion should not be deemed a determination by the Registrant that all such individuals are, in fact, affiliates of the Registrant.

      February 28, 1995, the number of shares outstanding of common stock was:
              Common Stock,  $.01 par value:   14,920,797 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

      Part II of this Form 10-K incorporates information from the Registrant's Annual Report to Stockholders for the year ended December 31, 1994. Part III of this Form 10-K incorporates information from the Registrant's definitive Proxy Statement relating to the Registrant's annual meeting of stockholders to be held on May 18, 1995.

                                     PART I


ITEM 1.  BUSINESS.

THE COMPANY

      The Morningstar Group Inc., a Delaware Corporation, ("Morningstar" or the "Company") is a national manufacturer and marketer of refrigerated and non-refrigerated specialty food products that include: (i) branded products and
(ii) other specialty, dairy-based ultra-pasteurized ("UHT") and cultured products. These two major product categories comprise the Company's continuing operations, ("Continuing Operations").

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

      The Company acquired Favorite Foods Inc. ("Favorite") on March 31, 1993 for approximately $28 million plus expenses. Favorite is a cultured and ultrapasteurized processor headquartered in Fullerton, California which recorded sales of approximately $31 million during the nine months ended December 31, 1993. Favorite's results of operations are included in the Consolidated Statement of Operations contained in the Company's Annual Report to Stockholders for the period April 1 through December 31, 1993.

      On January 6, 1994, the Company announced a restructuring plan designed to sharpen its focus on the faster-growing segments of its core specialty food products business, while reorganizing its operations to increase efficiency. The plan, which resulted in a $9 million charge in the fourth quarter of 1993, included provisions for reductions in workforce, relocation of the manufacturing for certain product lines to gain operating efficiencies and the abandonment of other product lines. Included within the $9 million charge was $1.9 million for reserves established for certain supply agreements and promissory notes received as part of the sale of certain of the Company's regional dairies in 1991 and 1992. The $9 million charge included non-cash expenses of $4.4 million and cash expenses of $4.6 million. The majority of the cash expenditures were paid during 1994.

      The Company suspended the payment of dividends on its common stock immediately following the $.0375 per share payment in the first quarter of 1994 to holders of record as of December 31, 1993.

DISCONTINUED OPERATIONS

      The Company has made significant divestitures since its inception and as a result, the size and scope of the Company's operations have changed significantly. During 1990, the Company divested Oak Farms Inc. ("Oak Farms") and Cabell's Dairy Inc. ("Cabell's") regional dairy operations located in Texas, and Adohr Farms Inc. ("Adohr") in California. During 1991, the Company divested a novelty/ice cream operation in Texas and a milk distribution location in Pennsylvania. The Company also closed a novelty operation located in Kansas City, Missouri in October 1991. During 1992, the Company divested Embassy Dairy Inc., a regional dairy in Waldorf, Maryland and East Coast Ice Cream, a novelty/ice cream operation located in Laurel, Maryland. In January 1994, the Company divested its plastic packaging operation located in Dallas, Texas. On April 13, 1994, the Company completed the divestiture of its Florida-based fluid milk operation Velda Farms, Inc. ("Velda"), for approximately $48 million in cash after working capital adjustments and $3 million in 9% Series A Preferred Stock. The Company has deferred the recognition of the gain on the preferred stock pending realization of the gain. The majority of the cash proceeds were used to pay down existing bank debt and to fund federal and state taxes generated by the gain on the sale. The sale of Velda concluded the divestiture of the

Company's regional dairies which were considered a major and distinct segment of its business. As such, the operations of the regional dairies and other divested operations have been restated and presented in the consolidated financial statements in the 1994 Annual Report to Stockholders (See Item 8) to conform with discontinued operations treatment ("Discontinued Operations").

PRODUCTS

      The following table sets forth sales percentage information by product and business category.

                Percent of Net Sales from Continuing Operations



                                         Year Ended      Combined              Year Ended December 31,
                                        December 31,      Period        -----------------------------------
      Product Category/Business             1990          1991(a)        1992            1993         1994
      -------------------------         ------------     --------       -------        -------      -------
      Branded specialty food products       14.6%          24.7%         29.3%          30.1%        34.9%
                                           ------         ------        ------         ------       ------

      Other specialty products:
            UHT                             41.2%          35.5%         30.1%          25.0%        22.6%
            Cultured & other                44.2%          39.8%         40.6%          44.9%        42.5%
                                           ------         ------        ------         ------       ------
               Total other specialty        85.4%          75.3%         70.7%          69.9%        65.1%
                                           ------         ------        ------         ------       ------


      Total                                100.0%         100.0%        100.0%         100.0%       100.0%
                                           ======         ======        ======         ======       ======

       (a) Combines the two months ended February 28, 1991 and the ten months ended December 31, 1991. A change of control occurred on March 1, 1991. Operations prior to that date are referred to as Predecessor and after that date are referred to as Successor.


    BRANDED SPECIALTY FOOD PRODUCTS

       The Company's branded product business consists of four product lines:
International Delight(R), Second Nature(R), Naturally Yours(TM) and Lactaid(R). In the development of its branded product lines, the Company has targeted growing market niches and developed products to meet the specific consumer demands.

       International Delight.   International Delight is a gourmet flavored
coffee creamer that is marketed in several regular and no-fat flavors. In 1994, the Company completed the installation of its 1/2 ounce aseptic product line. This aseptic product requires no refrigeration and is marketed in several flavors. In 1995, the Company will introduce its newest line of International Delight Cappuccino products which will also be offered in several flavors.

       International Delight was originally introduced on a regional basis in 1973 and was repackaged, reformulated and marketed as a national brand in 1989. The product is sold in 1/2 ounce single serving, pint and quart sizes to supermarkets, food service outlets, club stores and convenience stores. The non-aseptic International Delight is a non-dairy product that is manufactured using the UHT process and, as a result, has an extended shelf life. The Company encounters competition in this product line from various regional and national competitors.

       Second Nature.   Second Nature is a pasteurized, no-fat, no cholesterol
egg product. The primary ingredient of Second Nature is egg whites. The product was the first refrigerated alternative to whole eggs to provide the equivalent nutritional value of whole eggs. Second Nature is another product that was first marketed by the Company as a national brand in 1989. Second Nature was reformulated in a no-fat variety and introduced nationally during 1993 in a twin pack containing two eight-ounce containers. Second Nature is typically sold in the fresh egg section of supermarkets, encountering competition from several other national and regional competitors both in the refrigerated format and in the frozen format.

        Naturally Yours. Naturally Yours no-fat sour cream was introduced nationally during 1993 following a test market in the last half of 1992. Naturally Yours contains 67% less calories than full fat sour cream while delivering similar taste and texture characteristics. Naturally Yours competes with numerous national and regional competitors in the no-fat sour cream category.

       Lactaid.   Lactaid is a line of lactose-reduced and lactose-free UHT
fluid milks produced by the Company under a license arrangement with McNeil Consumer Products Company ("McNeil"), an affiliate of Johnson & Johnson. See "Intellectual Property". Lactose intolerance afflicts millions of individuals and Lactaid products bring such individuals back into the market for dairy products. Lactaid has been sold by the Company in the western two-thirds of the United States since September 1991.

    OTHER SPECIALTY PRODUCTS

       The Company manufactures and distributes other dairy-based specialty food products, including (i) UHT products, such as whipping cream, aerosol toppings, half & half and coffee creamers, and (ii) cultured products, such as cottage cheese, sour cream, snack dips and yogurt. These products are sold under customers' brand names, in a wide variety of food service packages as well as under the Company's own regional brand names such as Avoset(R) (creams), Bancroft(R) (cottage cheese and sour cream), Naturally Yours(R) (yogurt), Qwip(R) (aerosol toppings) and Trimline(R) (cottage cheese and other low fat products). The Company sells its UHT and cultured products to food service distributors, regional dairies and retail grocery warehouses. The Company also processes several products for other national marketers including Dole(R) and Procter & Gamble(R). The Company encounters competition from several other regional UHT and cultured product manufacturers.

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

       The UHT product category includes several products such as whipping cream, half & half, heavy whipping cream, bavarian style cream, light cream, pastry topping, baker's cream, coffee cream, flavored milks and various non-dairy formulas of creams and creamers. The Company packages its UHT products in a wide variety of sizes and packages to facilitate serving the
various needs of its diverse customer base.  These packages include:   1/2
ounce and 3/8 ounce portion control creamers; half-pint, pint, quart pure-pak containers; aerosol cans; glass bottles; metal cans; and various multi-gallon containers.

       Cultured. Cultured products are derived from milk that is pasteurized, inoculated with beneficial bacterial cultures, cooled and then, in some instances, mixed with other ingredients to provide flavor. The culturing process provides unique flavor and texture characteristics and extends shelf life. The Company's cultured products have shelf lives from 30 to 60 days allowing distribution through warehouse systems.

       The cultured products category includes: cottage cheese, sour cream, snack dips and yogurt. Each of these basic products has numerous formula variations primarily related to varying levels of fat content and flavoring options. These products are generally packaged in plastic containers ranging in size from four ounces to 35 pounds.

    PRODUCTION AND DISTRIBUTION

       Refrigerated specialty food products are manufactured at six plants located in California (3), Wisconsin (1), Texas (1) and Maryland (1). UHT products are manufactured in each of the six plants and cultured products are manufactured in each of the plants other than Gustine, California and the Texas plant.

       The Company distributes products from its six plants to more than 900 customers in 50 states and to more than 20 foreign countries using common carriers as well as a number of leased refrigerated vehicles. Certain customers pick up products at the Company's manufacturing facilities.

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

       Branded specialty products are primarily sold to grocery warehouses serving the major supermarket chains and are primarily sold through the Company's network of independent food brokers and nationwide sales force. The typical broker used by the Company generally works exclusively on commission. The broker is responsible for placing the sale of the Company's branded products and for ensuring that the product is appropriately stocked and positioned in supermarkets.

       The Company also ships its branded products internationally, currently serving Canada and several countries in the Pacific Rim, Aruba, Australia, Bermuda, the islands of the Caribbean, Chile, Mexico, Puerto Rico, Saipan, and Saudi Arabia, among others.

       Other Specialty Products. The Company markets its other specialty products directly to dairy companies, private label supermarket wholesalers, grocery warehouses, food service outlets and food manufacturers. The primary market for the Company's other specialty products is the United States. The Company also markets certain UHT products in the Pacific Rim, primarily in Hong Kong, Taiwan and Singapore.

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

       One of the achievements of this research and development effort was the reformulation of Second Nature to deliver the equivalent nutritional value of whole eggs. More recently Second Nature(R) was reformulated to be a no-fat product. This research effort also developed Naturally Yours(TM), a no-fat sour cream made from real dairy ingredients. The Company has also recently developed and introduced a no-fat version of International Delight.

    INTELLECTUAL PROPERTY

       General

       The Company's business involves the use of patents, trademarks and trade secrets and licenses granted both to and by the Company. The Company's most important trademarks include International Delight(R), Second Nature(R), Naturally Yours(TM), Trimline, Avoset, Bancroft, Carnation Smooth 'n Creamy (under license from Nestle) and the Company's star logo. The Company has also permitted third parties to use its trademarks pursuant to licenses granted by the Company, typically in connection with its divestitures (see Discontinued Operations).

       License Agreement with AgriFoods International Cooperative Ltd.

       The Company has entered a license agreement with AgriFoods, a Canadian Cooperative association whereby the Company granted to AgriFoods an exclusive license to manufacture, market and distribute International Delight(R) liquid flavored coffee creamer products in Canada and to use the trademark, International Delight(R) in said products. The agreement provides for a royalty to be paid to the Company based on the number of cases of product sold on a monthly basis.

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

       The purchasers of Velda Farms, L.P. entered into an agreement pursuant to which they agreed to purchase their requirements of certain UHT and cultured products for a period of ten years ending in 2004.

       The Company has agreed to indemnify the purchasers of certain of its divested operations with regard to certain potential liabilities arising out of the acquisition of such operations. In connection therewith, the Company has indemnified Southern Foods, the purchaser of the Oak Farms and Cabell's dairy subsidiaries, against claims related to compliance with environmental regulations and fair trade practices arising out of the prior operation of Oak Farms and Cabell's through March 2000. See Item 3 of this Form 10-K.

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

CUSTOMERS

       The Company markets products to a broad range of customers including convenience stores, supermarkets, grocery warehouses, independent distributors, other dairies, club stores and food service customers such as hotels, restaurants, nursing homes, schools, and theme parks. The Company sells to customers nationwide and a small percentage of its products is distributed in foreign countries, primarily in Canada, Mexico and the Pacific Rim. No customer of the Company accounted for more than 10% of the Company's net sales for the year ended December 31, 1994.

SEASONALITY

       Sales of the Company's refrigerated specialty food products exhibit modest seasonality with products such as whipping cream, aerosol toppings, sour cream and International Delight experiencing higher sales in the late fall and winter seasons.

EMPLOYEES

       As of December 31, 1994 the Company employed approximately 809 people of whom approximately 435 were represented by unions under collective bargaining agreements. These agreements cover employees at the following locations:
Fullerton, Gustine and Tulare, California; and Madison, Wisconsin. All of the collective bargaining agreements are due to expire within the next 12 months. In December 1994, the production employees of the Company's Sulphur Springs, Texas plant voted to be represented by a labor union. Negotiations on a collective bargaining agreement had not yet begun as of December 31, 1994. The Company will from time to time be negotiating new agreements with the various unions representing these employees and it expects that it will enter into agreements with such unions which are satisfactory to the Company. The Company has had no recent work stoppages and considers its relations with its employees to be satisfactory.

GOVERNMENT REGULATION

    PUBLIC HEALTH

       As a manufacturer and distributor of food products, the Company is subject to the Federal Food, Drug, and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory scheme governs, among other things, the manufacturing, composition and ingredients, labeling, packaging, and safety of food. For example, the FDA regulates manufacturing practices for foods through its current good manufacturing practices regulations, specifies the "recipes," called standards of identity, for certain foods, including many of the kinds of products marketed by the Company (e.g ., sour cream, half & half, and yogurt), and prescribes the format and content of certain information required to appear on the labels of food products.

       Additionally, the FDA is responsible for enforcement of the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products.

       The FDA has recently enacted extensive regulations pursuant to the Nutrition Labeling and Education Act of 1990. The regulations, which took effect in August 1994, require nutritional labeling on all foods that are a meaningful source of nutrition, including certain of the Company's products. Limitations have been placed on the use of certain labeling terms while the use of other terms are required. The Company has revised the labeling of its products to conform to the final regulations.

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

    DAIRY SUPPORT PROGRAM

       The minimum prices paid for grade-A bulk milk in the United States are controlled in most areas by Federal Milk Marketing Orders or state regulatory agencies. In most areas, the prices paid for bulk milk by processors are higher than these minimums due to premiums charged by suppliers and shippers. The Company has long established relationships with bulk milk suppliers, primarily milk cooperatives in each of its markets and has not experienced any shortages in its supply of fresh bulk milk. The Company's requirements for bulk milk have decreased since the divestiture of Velda in April 1994.

THE PUBLIC EQUITY OFFERING

       On April 24, 1992, the Company issued 5,000,000 shares of new common stock in a public offering at an issue price of $11 per share. Simultaneously 1,215,000 shares were sold to the public by certain selling stockholders. The offering provided net cash proceeds to the Company of approximately $50 million which, combined with approximately $104 million in new senior bank borrowings, was used to purchase approximately $34 million in face amount of Debentures at a cash premium of approximately $4 million, to redeem all the Company's 15% Preferred Stock for approximately $18 million and to refinance approximately $98 million in senior debt.


ITEM 2.  PROPERTIES.

       The Company currently operates processing facilities in the following locations:

                                                                              Approximate
                                                                                Square
             Location                          Products                         Footage
             --------                          --------                         -------
      Fullerton, California              Cultured Products, UHT                  83,995
      Frederick, Maryland                Cultured Products, UHT                  68,958
      Gustine, California                UHT, Juices                            114,000
      Madison, Wisconsin                 Cultured Products, UHT                  83,558
      Sulphur Springs, Texas             UHT, Juices                             70,333
      Tulare, California                 Cultured Products, UHT                  39,415


      ----------------


      The Company's executive offices are located in approximately 10,500 square feet of leased office space located at 5956 Sherry Lane, Suite 1800, Dallas, Texas 75225-6522. The lease for this property expires on April 30, 1999. All six of the Company's processing facilities are held as collateral against the Company's Senior Credit Agreement.

      The Company believes that its facilities are well maintained and adequate to meet its current needs. The Company does expect to expand the capacity of its existing facilities in order to service future growth.

ITEM 3.  LEGAL PROCEEDINGS.

FEDERAL INVESTIGATION

      The Company received a target letter dated December 31, 1991, from the United States Department of Justice informing it that Morningstar was a target of a federal grand jury investigation of suspected bid-rigging and market allocation in the dairy industry in the State of Texas. The investigation related to activities conducted in the fluid milk industry in Texas. Oak Farms and Cabell's (collectively the "Texas Dairy Subsidiaries") were formed by the Company in March 1988 in connection with the acquisition of substantially all of the assets of Southland's dairy operations. The Texas Dairy Subsidiaries conducted fluid milk operations in Texas and were sold to Southern Foods Group, Inc. ("Southern Foods") in September 1990, which merged them into its subsidiary, Schepps-Foremost, Inc.

      The investigation by the Department of Justice concluded in 1994. The Company was not made a party to legal action commenced by the Department.

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

      Southern Foods made claim against the Company in 1994 pursuant to the indemnification provisions noted above to recover certain sums that Southern Foods paid as a result of the Department of Justice investigation. Subsequent to December 31, 1994, the Company reached an agreement with Southern Foods to pay the sum of $425,000 to settle all claims between the Companies relating to the aforesaid investigation. This agreement will not have a material adverse effect on the results of operations or the financial position of the Company.

      From time to time the Company is subject to other litigation in the ordinary course of its business. In connection with the divestitures of certain of the Company's operations, the Company assumed certain obligations of indemnification, none of which is believed to be material to the Company. The Company maintains insurance in respect of certain losses that may result from its current or future operations. The Company believes that the outcome of any existing litigation, after considering the indemnities and insurance related to such litigation, would not have a material impact on its operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 on page 31 under the caption "Quarterly Financial Information" and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 on page 32 under the caption "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 on pages 9 through 11, under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1994 on pages 12 through 30, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this item is included in the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on May 18, 1995 under the caption "Directors and Officers".


ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by this item is included in the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on May 18, 1995 under the caption "Executive Management Compensation" and is incorporated herein by reference. The foregoing incorporation by reference specifically excludes the discussion under "Executive Management Compensation
- -- Compensation Committee Report" and "The Morningstar Group Inc. Stock Price Performance".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is included in the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on May 18, 1995 under the caption "Voting Securities Outstanding, Security Ownership of Management and Principal Stockholders" and is incorporated herein by reference.


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

                                                                                                 Page Number
                                                                                                 -----------

           (1)   Financial Statements

                 See Item 8 on page 9.

           (2)   Index to Financial Statement Schedules

                 Report of independent public accountants on financial
                    statement schedules . . . . . . . . . . . . . . . . . . . . . . . . . .            19

                 Schedule II - Allowance for doubtful accounts  . . . . . . . . . . . . . .            20

                 All other schedules have been omitted because they are not applicable, not required, or because the required information is shown in the consolidated financial statements or notes thereto.

           (3)   Exhibits required by Item 601 of Regulation S-K.

                 Exhibit
                 Number                                          Description
                 ------                                          -----------
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


____________________________

                 Exhibit
                 Number                                          Description
                 ------                                          -----------
                  4(b)      --  Stockholders' Agreement dated as of March 1, 1991, among LTCB, NMB, HMCM, the Company and certain stockholders of the Company. (Incorporated by reference to Exhibit 4(e) to the Registrant's Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1990.)*

                  4(c)      --  Stockholders' Agreement dated February 5, 1992 among the Company and certain stockholders. (Incorporated by reference to Exhibit 4(d) to the Registrant's Annual
                                Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(a)      --  Dairy Products Purchase Agreement dated April 1, 1988, between Company and Southland
                                (without exhibits). (Incorporated by reference to Exhibit 10(a) to the Registrant's
                                Registration Statement on Form S-1, as amended, registration No. 33-21790.)*

                 10(b)      --  Stock Purchase Agreement dated as of March 16, 1990, between the Company and Southern
                                Foods Group, Inc. (Incorporated by reference to Exhibit (c)(1) to the Registrant's
                                Current Report on Form 8-K dated September 6, 1990.)*

                 10(c)      --  First Amendment to Stock Purchase Agreement dated September 6, 1990, among Southern
                                Foods Group, Inc., the Company and Schepps-Foremost, Inc.  (Incorporated by reference to Exhibit (c)(2) to the Registrant's Current Report on Form 8-K dated September 6,
                                1990.)*

                 10(d)      --  Securities Purchase Agreement dated as of February 22, 1991, between the Company and
                                HMCM. (Incorporated by reference to Exhibit (c)(2) to the Registrant's Current Report
                                on Form 8-K dated March 1, 1991.)*

                 10(e)      --  Stock Purchase Agreement dated as of March 1, 1991, among the Company, NMB U.S.
                                Finance Corporation and The Long-Term Credit Bank of Japan, Ltd.  (Incorporated by
                                reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K of the
                                Registrant for the fiscal year ended December 31, 1990.)*

                 10(f)      --  Financial Advisory Agreement dated as of March 1, 1991, between the Company and Hicks,
                                Muse & Co. Incorporated. (Incorporated by reference to Exhibit 10(h) to the
                                Registrant's Annual Report on Form 10-K of the Registrant for the fiscal year ended
                                December 31, 1990.)*

                 10(g)      --  Employees' Savings and Profit Sharing Plan dated April 1, 1988. (Incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K of the
                                Registrant for the fiscal year ended December 31, 1988.)*

                 10(h)      --  Employment Agreement dated March 1, 1991, between the Company and James A. Bach.
                                (Incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1990.)*

                 10(i)      --  Employment Agreement dated March 1, 1991, between the Company and Clifford L.
                                Marquart. (Incorporated by reference to Exhibit 10(l) to the Registrant's Annual
                                Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1990.)*


____________________________

                 Exhibit
                 Number                                          Description
                 ------                                          -----------
                 10(j)      --  Employment Agreement dated March 1, 1991, between the Company and Tracy L. Noll.
                                (Incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1990.)*

                 10(k)      --  Amendment No. 1 to Employment Agreement, entered into as of September 17, 1991, by and among The Morningstar Group Inc. and James A. Bach.**

                 10(l)      --  Amendment No. 1 to Employment Agreement, entered into as of September 17, 1991, by and among The Morningstar Group Inc. and Clifford L. Marquart.**

                 10(m)      --  Amendment No. 1 to Employment Agreement, entered into as of September 17, 1991, by and among The Morningstar Group Inc. and Tracy L. Noll.**

                 10(n)      --  Purchase Agreement dated as of September 13, 1991, among HMCM, certain sellers (as defined), certain buyers (as defined) and the Company.**

                 10(o)      --  MorningStar Foods, Inc. 1991 Incentive and Nonstatutory Stock Option Plan.**

                 10(p)      --  The Morningstar Group Inc. 1992 Incentive and Nonstatutory Option Plan.**

                 10(q)      --  Second Amended and Restated Credit Agreement dated as of May 4, 1992, among the
                                Company, the financial institutions named therein, LTCB, as Agent, and Banque Paribas as Co-Agent.  (Incorporated by reference to Exhibit 10(t) to the Registrant's Annual
                                Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(r)      --  Licensing Agreement to produce Lactaid Brand Lactose Reduced Milk (Confidential treatment has been granted with respect to portions of this exhibit).**

                 10(s)      --  Stock Purchase Agreement dated as of January 10, 1992, among Protein Capital
                                Corporation and the Company.***

                 10(t)      --  First Amendment to Stock Purchase Agreement, dated as of March 31, 1992 to Stock
                                Purchase Agreement dated as of January 10, 1992, among Protein Capital Corporation and the Company.***

                 10(u)      --  Stock Purchase Agreement dated as of March 31, 1992, among Protein Capital Corporation and the Company.***

                 10(v)      --  Amendment No. 2 to Employment Agreement, entered into as of April 30, 1992 by and among The Morningstar Group Inc. and James A. Bach.  (Incorporated by reference to
                                Exhibit 10(dd) to the Registrant's Annual Report on Form 10-K of the Registrant for
                                the fiscal year ended December 31, 1992.)*


___________________________

                 Exhibit
                 Number                                          Description
                 ------                                          -----------
                 10(w)      --  Amendment No. 2 to Employment Agreement, entered into as of April 30, 1992 by and among The Morningstar Group Inc. and Clifford L. Marquart.  (Incorporated by reference to Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K of the Registrant for
                                the fiscal year ended December 31, 1992.)*

                 10(x)      --  Amendment No. 2 to Employment Agreement, entered into as of April 30, 1992 by and
                                among The Morningstar Group Inc. and Tracy L. Noll.   (Incorporated by reference to
                                Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K of the Registrant for
                                the fiscal year ended December 31, 1992.)*

                 10(y)      --  Amendment No. 1 to Financial Advisory Agreement entered into as of April 30, 1992 between the Company and Hicks, Muse & Co. Incorporated.  (Incorporated by reference to
                                Exhibit 10(gg) to the Registrant's Annual Report on Form 10-K of the Registrant for
                                the fiscal year ended December 31, 1992.)*

                 10(z)      --  Incentive Stock Option Agreement (Tenure Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and James A. Bach.****

                 10(aa)     --  Incentive Stock Option Agreement (EBITDA Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and James A. Bach.****

                 10(bb)     --  Incentive Stock Option Agreement (Tenure Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and Clifford L. Marquart.****

                 10(cc)     --  Incentive Stock Option Agreement (EBITDA Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and Clifford L. Marquart.****

                 10(dd)     --  Incentive Stock Option Agreement (Tenure Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and Tracy L. Noll.****

                 10(ee)     --  Incentive Stock Option Agreement (EBITDA Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and Tracy L. Noll.****

                 10(ff)     --  Amendment No. 1 to Incentive Stock Option Agreement (EBITDA Option) entered into as of
                                September 12, 1991, by and among The Morningstar Group Inc. and James A. Bach.****

                 10(gg)     --  Amendment No. 1 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                September 12, 1991, by and among The Morningstar Group Inc. and James A. Bach.****

                 10(hh)     --  Amendment No. 1 to Incentive Stock Option Agreement (EBITDA Option) entered into as of
                                September 12, 1991, by and among The Morningstar Group Inc. and Clifford L.
                                Marquart.****


____________________________

                 Exhibit
                 Number                                          Description
                 ------                                          -----------
                 10(ii)     --  Amendment No. 1 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                September 12, 1991, by and among The Morningstar Group Inc. and Clifford L.
                                Marquart.****

                 10(jj)     --  Amendment No. 1 to Incentive Stock Option Agreement (EBITDA Option) entered into as of
                                September 12, 1991, by and among The Morningstar Group Inc. and Tracy L. Noll.****

                 10(kk)     --  Amendment No. 1 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                September 12, 1991, by and among The Morningstar Group Inc. and Tracy L. Noll.****

                 10(ll)     --  Amendment No. 2 to Incentive Stock Option Agreement (EBITDA Option) entered into as of
                                April 30, 1992 by and among The Morningstar Group Inc. and James A. Bach.
                                (Incorporated by reference to Exhibit 10(tt) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(mm)     --  Amendment No. 2 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                April 30, 1992 by and among The Morningstar Group Inc. and James A. Bach.
                                (Incorporated by reference to Exhibit 10(uu) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(nn)     --  Amendment No. 2 to Incentive Stock Option Agreement (EBITDA Option) entered into as of
                                April 30, 1992 by and among The Morningstar Group Inc. and Clifford L. Marquart.
                                (Incorporated by reference to Exhibit 10(vv) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(oo)     --  Amendment No. 2 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                April 30, 1992 by and among The Morningstar Group Inc. and Clifford L. Marquart.
                                (Incorporated by reference to Exhibit 10(ww) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(pp)     --  Amendment No. 2 to Incentive Stock Option Agreement (EBITDA Option) entered into as of
                                April 30, 1992 by and among The Morningstar Group Inc. and Tracy L. Noll.
                                (Incorporated by reference to Exhibit 10(xx) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(qq)     --  Amendment No. 2 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                April 30, 1992 by and among The Morningstar Group Inc. and Tracy L. Noll.
                                (Incorporated by reference to Exhibit 10(yy) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(rr)     --  Amendment to No. 2 to Lactaid Licensing Agreement and to Distribution Agreement
                                (Confidential treatment has been granted with respect to this exhibit).****


__________________________

                 Exhibit
                 Number                                          Description
                 ------                                          -----------
                 10(ss)     --  Amendment No. 3 to Employment Agreement, entered into as of July 30, 1992 by and among
                                The Morningstar Group Inc. and James A. Bach.  (Incorporated by reference to Exhibit
                                10(aaa) to the Registrant's Annual Report on Form 10-K of the Registrant for the
                                fiscal year ended December 31, 1992.)*

                 10(tt)     --  Amendment No. 3 to Employment Agreement, entered into as of July 30, 1992 by and among
                                The Morningstar Group Inc. and Clifford L. Marquart.  (Incorporated by reference to
                                Exhibit 10(bbb) to the Registrant's Annual Report on Form 10-K of the Registrant for
                                the fiscal year ended December 31, 1992.)*

                 10(uu)     --  Amendment No. 3 to Employment Agreement, entered into as of July 30, 1992 by and among
                                The Morningstar Group Inc. and Tracy L. Noll.  (Incorporated by reference to Exhibit
                                10(ccc) to the Registrant's Annual Report on Form 10-K of the Registrant for the
                                fiscal year ended December 31, 1992.)*

                 10(vv)     --  Amendment No. 3 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                October 1, 1992, by and among The Morningstar Group Inc. and James A. Bach.
                                (Incorporated by reference to Exhibit 10(ddd) to the Registrant's Annual Report on
                                Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(ww)     --  Amendment No. 3 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                October 1, 1992, by and among The Morningstar Group Inc. and Clifford L. Marquart.
                                (Incorporated by reference to Exhibit 10(eee) to the Registrant's Annual Report on
                                Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(xx)     --  Amendment No. 3 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                October 1, 1992, by and among The Morningstar Group Inc. and Tracy L. Noll.
                                (Incorporated by reference to Exhibit 10(fff) to the Registrant's Annual Report on
                                Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(yy)     --  Letter agreement dated December 15, 1993 between The Morningstar Group and Hicks, Muse
                                & Company, Inc.*****

                 10(zz)     --  Agreement dated June 1, 1993 between McNeil Consumer Products Company, a division of
                                McNeil - PPC, Inc. and The Morningstar Group Inc. (Confidential treatment has been granted with respect to this exhibit).  (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                                1993.)*

                 10(aaa)    --  Letter Agreement dated June 1, 1993 between McNeil Consumer Products Company, a division of McNeil - PPC, Inc. and The Morningstar Group Inc. and Avoset Food
                                Corporation (Confidential treatment has been granted with respect to this exhibit).
                                (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on
                                Form 10-Q for the quarter ended September 30, 1993.)*

                 10(bbb)    --  First Amendment and Waiver to the Second Amended and Restated Credit Agreement dated
                                March 5, 1993 among The Morningstar Group Inc. and The Long-Term Credit Bank of Japan,
                                Limited, New York Branch, Agent and Banque Paribas, Houston Agency as Co-Agent.*****


__________________________

                 Exhibit
                 Number                                          Description
                 ------                                          -----------
                 10(ccc)    --  Second Amendment to the Second Amended and Restated Credit Agreement dated October 28,
                                1993 among The Morningstar Group Inc. and The Long-Term Credit Bank of Japan, Limited,
                                New York Branch, Agent and Banque Paribas, Houston Agency as Co-Agent.*****

                 10(ddd)    --  Waiver to the Second Amended and Restated Credit Agreement dated March 4, 1993 among
                                The Morningstar Group Inc. and The Long-Term Credit Bank of Japan, Limited, New York
                                Branch, Agent and Banque Paribas, Houston Agency as Co-Agent.*****

                 10(eee)    --  Agreement and Plan of Merger dated February 17, 1994 by and among Engles Dairy
                                Acquisition, Inc., Velda Farms Inc. and The Morningstar Group.*****

                 10(fff)    --  Form of Dairy Products Supply Agreement by and among The Morningstar Group Inc., its named subsidiaries and Velda Farms Inc.*****

                 10(ggg)    --  Letter of Resignation dated March 17, 1994 from James A. Bach, accepted and agreed to by The Morningstar Group Inc.*****

                 10(hhh)    --  Waiver No. 1 to Employment Agreement entered into as of December 15, 1993 by and among
                                The Morningstar Group Inc. and James A. Bach.*****

                 10(iii)    --  Waiver No. 1 to Employment Agreement entered into as of December 15, 1993 by and among
                                The Morningstar Group Inc. and  Tracy L. Noll.*****

                 10(jjj)    --  Advisory Agreement entered into as of October 1, 1993 by and among The Morningstar
                                Group Inc. and C. Dean Metropoulos.*****

                 10(kkk)    --  Stock Purchase Agreement entered into as of February 5, 1993 by and among TSC
                                Holdings, Inc. and The Morningstar Group Inc.*****

                 10(lll)    --  The Morningstar Group Inc. Employees Savings and Profit Sharing Plan, revised effective April 1, 1988.*****

                 10(mmm)    --  License agreement entered into as of October 1, 1994 between The Morningstar Group
                                Inc. and AgriFoods International Cooperative LTD (Confidential treatment has been requested for this exhibit).+

                 13(a)      --  The Morningstar Group Inc. Annual Report to Stockholders for the year ended December
                                31, 1993 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K).*****

                 13(b)      --  The Morningstar Group Inc. Annual Report to Stockholders for the year ended December
                                31, 1994 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K).+

                 21         --  Subsidiaries.+

                 27         --  Financial Data Schedule.+

_________________________

         * Incorporated by reference as indicated.

        ** Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (Registration No. 33-45805) filed by the Registrant on February 19, 1992.

       *** Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (Registration
           33-45805), as amended by the Registrant on April 8, 1992.

      **** Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (Registration No 33-45805), as amended by the Registrant on April 22, 1992.

     ***** Incorporated by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994.

        +  Filed herewith.


      (b)  Reports on Form 8-K

                 None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               THE MORNINGSTAR GROUP INC.



                               By            /s/ C. DEAN METROPOULOS
                                  ---------------------------------------------
                                                 C. Dean Metropoulos
                               (President, Chief Executive Officer and Director)



Date:   March 27, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                                      Title                                    Date
              ---------                                      -----                                    ----

       /s/  C. DEAN METROPOULOS           Director, President and Chief Executive Officer           March 27, 1995
- -------------------------------------
         C. Dean Metropoulos

          /s/  JACK W. EVANS              Director                                                  March 27, 1995
- -------------------------------------
            Jack W. Evans

          /s/  JOHN R. MUSE               Director                                                  March 27, 1995
- -------------------------------------
             John R. Muse

         /s/  CHARLES W. TATE             Director                                                  March 27, 1995
- -------------------------------------
           Charles W. Tate

          /s/  JIM L. TURNER              Director                                                  March 27, 1995
- -------------------------------------
            Jim L. Turner

         /s/  N. MICHAEL DION             Chief Financial Officer and                               March 27, 1995
- -------------------------------------        Principal Accounting Officer
           N. Michael Dion

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders and
Board of Directors of
The Morningstar Group Inc.:

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Morningstar Group Inc., and subsidiaries included in the Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 17, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the Index to Financial Statement Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                        ARTHUR ANDERSEN LLP





Dallas, Texas,
  February 17, 1995

                                                                   SCHEDULE   II


                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                             (Dollars in Thousands)





                                                                              Deductions                Balance at
                                                     Beginning    Charged to     From                     End of
                      Period                         Of Period     Expense     Reserves   Acquisitions    Period
                      ------                         ----------   ----------   ---------  -------------  ----------
Year Ended December 31, 1994  . . . . . . . . . .      $ 974        $ 622       $ (101)       $  -        $ 1,495

Year Ended December 31, 1993  . . . . . . . . . .        306          735         (226)         159           974

Year Ended December 31, 1992  . . . . . . . . . .        649          107         (450)          -            306

                              INDEX TO EXHIBITS



                 Exhibit
                 Number                                          Description
                 ------                                          -----------
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

                  4(a)      --  Third Amended and Restated Stockholders' Agreement dated as of March 1, 1991, among the Company and certain stockholders of the Company. (Incorporated by reference to
                                Exhibit 4(d) to the Registrant's Annual Report on Form 10-K of the Registrant for the
                                fiscal year ended December 31, 1990.)*

                  4(b)      --  Stockholders' Agreement dated as of March 1, 1991, among LTCB, NMB, HMCM, the Company and certain stockholders of the Company. (Incorporated by reference to Exhibit 4(e) to the Registrant's Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1990.)*

                  4(c)      --  Stockholders' Agreement dated February 5, 1992 among the Company and certain stockholders. (Incorporated by reference to Exhibit 4(d) to the Registrant's Annual
                                Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(a)      --  Dairy Products Purchase Agreement dated April 1, 1988, between Company and Southland
                                (without exhibits). (Incorporated by reference to Exhibit 10(a) to the Registrant's
                                Registration Statement on Form S-1, as amended, registration No. 33-21790.)*

                 10(b)      --  Stock Purchase Agreement dated as of March 16, 1990, between the Company and Southern
                                Foods Group, Inc. (Incorporated by reference to Exhibit (c)(1) to the Registrant's
                                Current Report on Form 8-K dated September 6, 1990.)*

                 10(c)      --  First Amendment to Stock Purchase Agreement dated September 6, 1990, among Southern
                                Foods Group, Inc., the Company and Schepps-Foremost, Inc.  (Incorporated by reference to Exhibit (c)(2) to the Registrant's Current Report on Form 8-K dated September 6,
                                1990.)*

                 10(d)      --  Securities Purchase Agreement dated as of February 22, 1991, between the Company and
                                HMCM. (Incorporated by reference to Exhibit (c)(2) to the Registrant's Current Report
                                on Form 8-K dated March 1, 1991.)*

                 10(e)      --  Stock Purchase Agreement dated as of March 1, 1991, among the Company, NMB U.S.
                                Finance Corporation and The Long-Term Credit Bank of Japan, Ltd.  (Incorporated by
                                reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K of the
                                Registrant for the fiscal year ended December 31, 1990.)*

                 10(f)      --  Financial Advisory Agreement dated as of March 1, 1991, between the Company and Hicks,
                                Muse & Co. Incorporated. (Incorporated by reference to Exhibit 10(h) to the
                                Registrant's Annual Report on Form 10-K of the Registrant for the fiscal year ended
                                December 31, 1990.)*

                 10(g)      --  Employees' Savings and Profit Sharing Plan dated April 1, 1988. (Incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K of the
                                Registrant for the fiscal year ended December 31, 1988.)*

                 10(h)      --  Employment Agreement dated March 1, 1991, between the Company and James A. Bach.
                                (Incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1990.)*

                 10(i)      --  Employment Agreement dated March 1, 1991, between the Company and Clifford L.
                                Marquart. (Incorporated by reference to Exhibit 10(l) to the Registrant's Annual
                                Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1990.)*

                 10(j)      --  Employment Agreement dated March 1, 1991, between the Company and Tracy L. Noll.
                                (Incorporated by reference to Exhibit 10(m) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1990.)*

                 10(k)      --  Amendment No. 1 to Employment Agreement, entered into as of September 17, 1991, by and among The Morningstar Group Inc. and James A. Bach.**

                 10(l)      --  Amendment No. 1 to Employment Agreement, entered into as of September 17, 1991, by and among The Morningstar Group Inc. and Clifford L. Marquart.**

                 10(m)      --  Amendment No. 1 to Employment Agreement, entered into as of September 17, 1991, by and among The Morningstar Group Inc. and Tracy L. Noll.**

                 10(n)      --  Purchase Agreement dated as of September 13, 1991, among HMCM, certain sellers (as defined), certain buyers (as defined) and the Company.**

                 10(o)      --  MorningStar Foods, Inc. 1991 Incentive and Nonstatutory Stock Option Plan.**

                 10(p)      --  The Morningstar Group Inc. 1992 Incentive and Nonstatutory Option Plan.**

                 10(q)      --  Second Amended and Restated Credit Agreement dated as of May 4, 1992, among the
                                Company, the financial institutions named therein, LTCB, as Agent, and Banque Paribas as Co-Agent.  (Incorporated by reference to Exhibit 10(t) to the Registrant's Annual
                                Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(r)      --  Licensing Agreement to produce Lactaid Brand Lactose Reduced Milk (Confidential treatment has been granted with respect to portions of this exhibit).**

                 10(s)      --  Stock Purchase Agreement dated as of January 10, 1992, among Protein Capital
                                Corporation and the Company.***

                 10(t)      --  First Amendment to Stock Purchase Agreement, dated as of March 31, 1992 to Stock
                                Purchase Agreement dated as of January 10, 1992, among Protein Capital Corporation and the Company.***

                 10(u)      --  Stock Purchase Agreement dated as of March 31, 1992, among Protein Capital Corporation and the Company.***

                 10(v)      --  Amendment No. 2 to Employment Agreement, entered into as of April 30, 1992 by and among The Morningstar Group Inc. and James A. Bach.  (Incorporated by reference to
                                Exhibit 10(dd) to the Registrant's Annual Report on Form 10-K of the Registrant for
                                the fiscal year ended December 31, 1992.)*

                 10(w)      --  Amendment No. 2 to Employment Agreement, entered into as of April 30, 1992 by and among The Morningstar Group Inc. and Clifford L. Marquart.  (Incorporated by reference to Exhibit 10(ee) to the Registrant's Annual Report on Form 10-K of the Registrant for
                                the fiscal year ended December 31, 1992.)*

                 10(x)      --  Amendment No. 2 to Employment Agreement, entered into as of April 30, 1992 by and
                                among The Morningstar Group Inc. and Tracy L. Noll.   (Incorporated by reference to
                                Exhibit 10(ff) to the Registrant's Annual Report on Form 10-K of the Registrant for
                                the fiscal year ended December 31, 1992.)*

                 10(y)      --  Amendment No. 1 to Financial Advisory Agreement entered into as of April 30, 1992 between the Company and Hicks, Muse & Co. Incorporated.  (Incorporated by reference to
                                Exhibit 10(gg) to the Registrant's Annual Report on Form 10-K of the Registrant for
                                the fiscal year ended December 31, 1992.)*

                 10(z)      --  Incentive Stock Option Agreement (Tenure Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and James A. Bach.****

                 10(aa)     --  Incentive Stock Option Agreement (EBITDA Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and James A. Bach.****

                 10(bb)     --  Incentive Stock Option Agreement (Tenure Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and Clifford L. Marquart.****

                 10(cc)     --  Incentive Stock Option Agreement (EBITDA Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and Clifford L. Marquart.****

                 10(dd)     --  Incentive Stock Option Agreement (Tenure Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and Tracy L. Noll.****

                 10(ee)     --  Incentive Stock Option Agreement (EBITDA Option) entered into as of March 1, 1991, between MorningStar Foods Inc. and Tracy L. Noll.****

                 10(ff)     --  Amendment No. 1 to Incentive Stock Option Agreement (EBITDA Option) entered into as of
                                September 12, 1991, by and among The Morningstar Group Inc. and James A. Bach.****

                 10(gg)     --  Amendment No. 1 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                September 12, 1991, by and among The Morningstar Group Inc. and James A. Bach.****

                 10(hh)     --  Amendment No. 1 to Incentive Stock Option Agreement (EBITDA Option) entered into as of
                                September 12, 1991, by and among The Morningstar Group Inc. and Clifford L.
                                Marquart.****

                 10(ii)     --  Amendment No. 1 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                September 12, 1991, by and among The Morningstar Group Inc. and Clifford L.
                                Marquart.****

                 10(jj)     --  Amendment No. 1 to Incentive Stock Option Agreement (EBITDA Option) entered into as of
                                September 12, 1991, by and among The Morningstar Group Inc. and Tracy L. Noll.****

                 10(kk)     --  Amendment No. 1 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                September 12, 1991, by and among The Morningstar Group Inc. and Tracy L. Noll.****

                 10(ll)     --  Amendment No. 2 to Incentive Stock Option Agreement (EBITDA Option) entered into as of
                                April 30, 1992 by and among The Morningstar Group Inc. and James A. Bach.
                                (Incorporated by reference to Exhibit 10(tt) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(mm)     --  Amendment No. 2 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                April 30, 1992 by and among The Morningstar Group Inc. and James A. Bach.
                                (Incorporated by reference to Exhibit 10(uu) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(nn)     --  Amendment No. 2 to Incentive Stock Option Agreement (EBITDA Option) entered into as of
                                April 30, 1992 by and among The Morningstar Group Inc. and Clifford L. Marquart.
                                (Incorporated by reference to Exhibit 10(vv) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(oo)     --  Amendment No. 2 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                April 30, 1992 by and among The Morningstar Group Inc. and Clifford L. Marquart.
                                (Incorporated by reference to Exhibit 10(ww) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(pp)     --  Amendment No. 2 to Incentive Stock Option Agreement (EBITDA Option) entered into as of
                                April 30, 1992 by and among The Morningstar Group Inc. and Tracy L. Noll.
                                (Incorporated by reference to Exhibit 10(xx) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1992.)*


___________________________

                 Exhibit
                 Number                                          Description
                 ------                                          -----------

                 10(qq)     --  Amendment No. 2 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                April 30, 1992 by and among The Morningstar Group Inc. and Tracy L. Noll.
                                (Incorporated by reference to Exhibit 10(yy) to the Registrant's Annual Report on Form
                                10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(rr)     --  Amendment to No. 2 to Lactaid Licensing Agreement and to Distribution Agreement
                                (Confidential treatment has been granted with respect to this exhibit).****

                 10(ss)     --  Amendment No. 3 to Employment Agreement, entered into as of July 30, 1992 by and among
                                The Morningstar Group Inc. and James A. Bach.  (Incorporated by reference to Exhibit
                                10(aaa) to the Registrant's Annual Report on Form 10-K of the Registrant for the
                                fiscal year ended December 31, 1992.)*

                 10(tt)     --  Amendment No. 3 to Employment Agreement, entered into as of July 30, 1992 by and among
                                The Morningstar Group Inc. and Clifford L. Marquart.  (Incorporated by reference to
                                Exhibit 10(bbb) to the Registrant's Annual Report on Form 10-K of the Registrant for
                                the fiscal year ended December 31, 1992.)*

                 10(uu)     --  Amendment No. 3 to Employment Agreement, entered into as of July 30, 1992 by and among
                                The Morningstar Group Inc. and Tracy L. Noll.  (Incorporated by reference to Exhibit
                                10(ccc) to the Registrant's Annual Report on Form 10-K of the Registrant for the
                                fiscal year ended December 31, 1992.)*

                 10(vv)     --  Amendment No. 3 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                October 1, 1992, by and among The Morningstar Group Inc. and James A. Bach.
                                (Incorporated by reference to Exhibit 10(ddd) to the Registrant's Annual Report on
                                Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(ww)     --  Amendment No. 3 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                October 1, 1992, by and among The Morningstar Group Inc. and Clifford L. Marquart.
                                (Incorporated by reference to Exhibit 10(eee) to the Registrant's Annual Report on
                                Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(xx)     --  Amendment No. 3 to Incentive Stock Option Agreement (Tenure Option) entered into as of
                                October 1, 1992, by and among The Morningstar Group Inc. and Tracy L. Noll.
                                (Incorporated by reference to Exhibit 10(fff) to the Registrant's Annual Report on
                                Form 10-K of the Registrant for the fiscal year ended December 31, 1992.)*

                 10(yy)     --  Letter agreement dated December 15, 1993 between The Morningstar Group and Hicks, Muse
                                & Company, Inc.*****

                 10(zz)     --  Agreement dated June 1, 1993 between McNeil Consumer Products Company, a division of
                                McNeil - PPC, Inc. and The Morningstar Group Inc. (Confidential treatment has been granted with respect to this exhibit).  (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                                1993.)*

                 10(aaa)    --  Letter Agreement dated June 1, 1993 between McNeil Consumer Products Company, a division of McNeil - PPC, Inc. and The Morningstar Group Inc. and Avoset Food
                                Corporation (Confidential treatment has been granted with respect to this exhibit).
                                (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on
                                Form 10-Q for the quarter ended September 30, 1993.)*

                 10(bbb)    --  First Amendment and Waiver to the Second Amended and Restated Credit Agreement dated
                                March 5, 1993 among The Morningstar Group Inc. and The Long-Term Credit Bank of Japan,
                                Limited, New York Branch, Agent and Banque Paribas, Houston Agency as Co-Agent.*****


                 10(ccc)    --  Second Amendment to the Second Amended and Restated Credit Agreement dated October 28,
                                1993 among The Morningstar Group Inc. and The Long-Term Credit Bank of Japan, Limited,
                                New York Branch, Agent and Banque Paribas, Houston Agency as Co-Agent.*****

                 10(ddd)    --  Waiver to the Second Amended and Restated Credit Agreement dated March 4, 1993 among
                                The Morningstar Group Inc. and The Long-Term Credit Bank of Japan, Limited, New York
                                Branch, Agent and Banque Paribas, Houston Agency as Co-Agent.*****

                 10(eee)    --  Agreement and Plan of Merger dated February 17, 1994 by and among Engles Dairy
                                Acquisition, Inc., Velda Farms Inc. and The Morningstar Group.*****

                 10(fff)    --  Form of Dairy Products Supply Agreement by and among The Morningstar Group Inc., its named subsidiaries and Velda Farms Inc.*****

                 10(ggg)    --  Letter of Resignation dated March 17, 1994 from James A. Bach, accepted and agreed to by The Morningstar Group Inc.*****

                 10(hhh)    --  Waiver No. 1 to Employment Agreement entered into as of December 15, 1993 by and among
                                The Morningstar Group Inc. and James A. Bach.*****

                 10(iii)    --  Waiver No. 1 to Employment Agreement entered into as of December 15, 1993 by and among
                                The Morningstar Group Inc. and  Tracy L. Noll.*****

                 10(jjj)    --  Advisory Agreement entered into as of October 1, 1993 by and among The Morningstar
                                Group Inc. and C. Dean Metropoulos.*****

                 10(kkk)    --  Stock Purchase Agreement entered into as of February 5, 1993 by and among TSC
                                Holdings, Inc. and The Morningstar Group Inc.*****

                 10(lll)    --  The Morningstar Group Inc. Employees Savings and Profit Sharing Plan, revised effective April 1, 1988.*****

                 10(mmm)    --  License agreement entered into as of October 1, 1994 between The Morningstar Group
                                Inc. and AgriFoods International Cooperative LTD (Confidential treatment has been requested for this exhibit).+

                 13(a)      --  The Morningstar Group Inc. Annual Report to Stockholders for the year ended December
                                31, 1993 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K).*****

                 13(b)      --  The Morningstar Group Inc. Annual Report to Stockholders for the year ended December
                                31, 1994 (except for the pages and information thereof expressly incorporated by reference in this Form 10-K, the annual report is provided solely for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the Form 10-K).+

                 21         --  Subsidiaries.+

                 27         --  Financial Data Schedule.+






___________________________

         * Incorporated by reference as indicated.

        ** Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (Registration No. 33-45805) filed by the Registrant on February 19, 1992.

       *** Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (Registration
           33-45805), as amended by the Registrant on April 8, 1992.

      **** Incorporated by reference to the corresponding exhibit to the Registration Statement on Form S-1 (Registration No 33-45805), as amended by the Registrant on April 22, 1992.

     ***** Incorporated by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994.

        +  Filed herewith.