Form 10-Q
period 1995-03-31
MORNINGSTAR GROUP INC
filed 1995-05-15
CIK 832768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
[x]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended March 31, 1995

                                       or

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

      As of April 30, 1995, the number of shares outstanding of each class of common stock was:

                Common Stock,  $.01 par value: 14,934,847 shares

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      December 31,      March 31,
                                                                                         1994              1995
                                                                                     -------------    -------------
                                                                                              (Unaudited)
                            ASSETS
                            ------

CURRENT ASSETS:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      2,152     $      4,440
  Receivables, net of allowance for doubtful accounts of $1,495 and $1,495  .              30,469           26,438
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              10,540           12,130
  Prepaids and deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,062            1,640
  Net assets held for sale  . . . . . . . . . . . . . . . . . . . . . . . . .                 -                749
                                                                                     -------------    -------------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .              48,223           45,397


PROPERTY, PLANT AND EQUIPMENT:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,062            5,713
  Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,938           17,700
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .              36,041           38,468
                                                                                     -------------    -------------

          Gross property, plant and equipment . . . . . . . . . . . . . . . .              60,041           61,881
  Less:  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .             (13,404)         (14,325)
                                                                                     -------------    -------------

          Net property, plant and equipment . . . . . . . . . . . . . . . . .              46,637           47,556


INTANGIBLE AND OTHER ASSETS:
  Identifiable intangible assets  . . . . . . . . . . . . . . . . . . . . . .               2,512            2,346
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              65,951           62,882
  Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . .               1,540            1,444
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 402              270
                                                                                     -------------    -------------

          Total intangible and other assets . . . . . . . . . . . . . . . . .              70,405           66,942
                                                                                     -------------    -------------


TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    165,265     $    159,895
                                                                                     =============    =============


 The accompanying notes are an integral part of these consolidated statements.

                 THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      December 31,      March 31,
                                                                                         1994             1995
                                                                                     -------------    -------------
                                                                                                       (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     17,263     $     16,768
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              19,345           16,288
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .               6,000            8,000
                                                                                     -------------    -------------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . .              42,608           41,056

LONG-TERM DEBT (net of current maturities)  . . . . . . . . . . . . . . . . .              53,892           46,834

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .               1,963            2,240

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 50,000,000 shares authorized;
  14,920,797 issued and outstanding in 1994 and 1995  . . . . . . . . . . . .                 149              149
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .              71,157           71,157
  Retained deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (4,504)          (1,541)
                                                                                     -------------    -------------

          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .              66,802           69,765
                                                                                     -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . .        $    165,265     $    159,895
                                                                                     =============    =============





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, dollars in thousands, except per share amounts)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         --------------------------
                                                                                            1994           1995
                                                                                         -----------    -----------
NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   70,739     $   72,018
  Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          54,366         54,506
  Selling, distribution, and general and administrative . . . . . . . . . . . . . .          12,526         13,185
                                                                                         -----------    -----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,847          4,327

OTHER (INCOME) AND  EXPENSE:
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,230          1,136
  Dividend income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             (268)
  Amortization of deferred financing costs  . . . . . . . . . . . . . . . . . . . .              95             96
  Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (131)          (149)
                                                                                         -----------    -----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,653          3,512
  Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             889          1,243
                                                                                         -----------    -----------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .           1,764          2,269

DISCONTINUED OPERATIONS:
  Income from discontinued operations, net of applicable tax provision
     of $456  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             907            -
  Gain (loss) on disposal, net of applicable tax provision (benefit)
     of ($41) and $806  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (80)           694
                                                                                         -----------    -----------

INCOME FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .             827            694
                                                                                         -----------    -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    2,591     $    2,963
                                                                                         ===========    ===========

EARNINGS PER COMMON SHARE:
  Earnings from continuing operations . . . . . . . . . . . . . . . . . . . . . . .      $      .12     $      .15
  Earnings from discontinued operations . . . . . . . . . . . . . . . . . . . . . .             .05            .05
                                                                                         -----------    -----------
  Earnings per common share . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      .17     $      .20
                                                                                         ===========    ===========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING  . . . . . . . . .      14,905,000     15,111,000





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)


                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         --------------------------
                                                                                            1994           1995
                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers  . . . . . . . . . . . . . . . . . . . . . . . . . .      $    71,315    $   75,900
  Interest received . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1            -
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . . . . . . .          (60,412)      (66,225)
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,566)       (1,350)
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (184)       (1,175)
                                                                                         ------------   -----------
NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .            9,154         7,150

NET CASH USED BY DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . . . . . . . .             (182)           -
                                                                                         ------------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .            8,972         7,150

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of subsidiaries:
   Working capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              857            -
   Property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .            1,179            -
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (4)           -
                                                                                         ------------   -----------
   Net cash provided by sale of subsidiary  . . . . . . . . . . . . . . . . . . . .            2,032            -

   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,158)       (2,925)
   Proceeds from sale of fixed assets . . . . . . . . . . . . . . . . . . . . . . .               10             5
   Dividends received from preferred stock  . . . . . . . . . . . . . . . . . . . .               -            268
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (423)         (152)
                                                                                         ------------   -----------
     Net cash used by continuing operations . . . . . . . . . . . . . . . . . . . .             (539)       (2,804)

  Discontinued operations:
   Sale of preferred stock . . . . .  . . . . . . . . . . . . . . . . . . . . . . .               -          3,000
   Capital and other expenditures . . . . . . . . . . . . . . . . . . . . . . . . .             (468)           -
   Proceeds from sale of fixed assets . . . . . . . . . . . . . . . . . . . . . . .                2            -
                                                                                         ------------   -----------
     Net cash provided (used) by discontinued operations  . . . . . . . . . . . . .             (466)        3,000

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . .           (1,005)          196

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing common stock  . . . . . . . . . . . . . . . . . . . . . . .              224            -
  Net payments under revolving credit facility  . . . . . . . . . . . . . . . . . .           (4,067)          (58)
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,500)       (5,000)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (535)           -
                                                                                         ------------   -----------
NET CASH USED BY FINANCING ACTIVITIES   . . . . . . . . . . . . . . . . . . . . . .           (7,878)       (5,058)

NET INCREASE IN CASH  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               89         2,288

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,340         2,152
                                                                                         ------------   -----------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     3,429    $    4,440
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

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
                       (Unaudited, dollars in thousands)



                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         --------------------------
                                                                                            1994           1995
                                                                                         -----------    -----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    2,591     $    2,963


ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FLOW FROM OPERATIONS:
  Discontinued operations net income  . . . . . . . . . . . . . . . . . . . . . . .            (827)          (694)
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,034          1,268
  Amortization of intangibles . . . . . . . . . . . . . . . . . . . . . . . . . . .             618            675
  Gain on fixed asset retirements . . . . . . . . . . . . . . . . . . . . . . . . .            (240)            -
  Increase in non-cash taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .             972          1,850
  Change in assets and liabilities, net of effects from
     acquisition and disposition of subsidiaries:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (464)         4,031
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (22)        (1,590)
       Prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,528          3,197
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,156           (495)
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             976         (4,057)
       Long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (168)             2
                                                                                         -----------    -----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .           9,154          7,150

DISCONTINUED OPERATIONS:
  Discontinued operations net income  . . . . . . . . . . . . . . . . . . . . . . .             827            694
  Gain on disposal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            (694)
  Increase in working capital . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,800)            -
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .             791             -
                                                                                         -----------    -----------

NET CASH USED BY DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . . . . . . . .            (182)            -
                                                                                         -----------    -----------

NET CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .      $    8,972     $    7,150
                                                                                         ===========    ===========





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995




(1)   CONSOLIDATED FINANCIAL STATEMENTS

             The consolidated financial statements as of March 31, 1995, and for the three months then ended have been prepared by The Morningstar Group Inc. (the "Company" or "Morningstar") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and changes in cash flows at March 31, 1995, and for the three months then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1994 financial statements contained in its most recent Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation.

             On April 13, 1994, Morningstar completed the divestiture of its Florida-based fluid milk operation Velda Farms Inc. ("Velda") to Engles Dairy Acquisition L.P. ("Purchaser") at an approximate selling price of $48 million in cash after working capital adjustments and $3 million of 9% Series A Preferred Stock (the "Preferred Stock"). The Company deferred the recognition of the gain on the Preferred Stock pending realization of the gain. The sale of Velda completed the Company's divestiture of its regional dairies. These regional dairy operations along with the Company's other divested operations, have been treated as discontinued operations, and previously published financial statements have been restated to conform with this presentation.

             On March 31, 1995, the Preferred Stock was redeemed by its issuer at face value plus accrued dividends. The $3.0 million gain on the stock, less applicable taxes and other reserves, has been reflected in discontinued operations in the Consolidated Statements of Operations for the three months ended March 31, 1995. The Company also recognized $268,000 in dividends, related to the Preferred Stock, during the first quarter of 1995 which has been recorded in continuing operations.

(2)   INVENTORIES

             Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (in thousands):

                                                                                          At                At
                                                                                     December 31,        March 31,
                                                                                         1994              1995
                                                                                    --------------    -------------
             Raw materials and supplies . . . . . . . . . . . . . . . . . . .       $        6,757    $      6,412
             Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .                3,783           5,718
                                                                                    --------------    -------------

                      Total . . . . . . . . . . . . . . . . . . . . . . . . .       $       10,540    $     12,130
                                                                                    ==============    =============

             Finished goods inventories include the costs of materials, labor and plant overhead.

(3)   DEBT

             The Company's outstanding long-term debt and average interest rates in effect on March 31, 1995 were:

                                                                                                         Average
                                                                                       Amount of         Interest
                                                                                         Debt              Rate
                                                                                    --------------    --------------
                                                                                    (in thousands)
             Senior term loan . . . . . . . . . . . . . . . . . . . . . . .         $      50,000             7.488%
             Revolving credit facility (a)  . . . . . . . . . . . . . . . .                 1,834             9.000%
             Industrial development revenue bonds . . . . . . . . . . . . .                 3,000             4.750%
                                                                                    --------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . .                54,834

             Less:  Current maturities  . . . . . . . . . . . . . . . . . .                 8,000
                                                                                    --------------

             Long-term debt, net of current maturities  . . . . . . . . . .         $      46,834
                                                                                    ==============

             _________________


             (a) As of March 31, 1995, $1,834,000 was borrowed under the revolving credit facility and letters of credit totaling $8,325,000 were issued. At March 31, 1995, the Company had $14,841,000 in additional borrowing capacity under the terms of its revolving credit facility.

(4)   EARNINGS PER COMMON SHARE

             Net income per share is based on the weighted average shares of common stock and common stock equivalents outstanding. Stock options are included as common stock equivalents under the treasury stock method, where dilutive.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION.


Results of Operations - First Quarter 1995
  Compared with First Quarter 1994

     Net sales are classified into two categories: (i) Branded specialty products, which include sales of the Company's four national branded products
- -- International Delight(R) gourmet flavored coffee creamers, Second Nature(R) egg product, Lactaid(R) reduced lactose and lactose-free milks and Naturally Yours(R) no-fat sour cream; and (ii) Other specialty products, which includes all sales of the Company's specialty foods business other than branded specialty products.

     Net sales for the first quarter of 1995 totaled $72.0 million, an increase of $1.3 million from net sales for the same period in 1994. The following table reflects net sales by business category from year to year (dollars in thousands):

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                         --------------------------
           Business Category                                                                1994           1995
           -----------------                                                             -----------    -----------
     Branded specialty products . . . . . . . . . . . . . . . . . . . . . . . . . .      $    23,861    $    27,527
     Other specialty products . . . . . . . . . . . . . . . . . . . . . . . . . . .           46,878         44,491
                                                                                         -----------    -----------

     Net Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    70,739    $    72,018
                                                                                         ===========    ===========


     Net sales of branded specialty products increased by 15.4% for the first quarter of 1995 when compared to the same period of 1994. This improvement was accomplished through increased sales of International Delight and Lactaid. Net sales of other specialty products decreased by 5.1% during the first quarter as compared to 1994 primarily as a result of the Company's selective wthdrawal from certain marginally profitable segments of this business.

     Gross margin was 24.3% for the first quarter of 1995 compared to 23.2% for the like period of 1994, due to a shift in branded products sales mix and due to the Company's selective elimination of certain marginally profitable segments of the specialty products business.

     Operating expenses as a percentage of net sales were 18.3% for the first quarter of 1995 compared to 17.7% for the same period of 1994. Distribution expenses as a percent of sales remained flat compared to 1994 despite the increase in branded sales in the first quarter of 1995. This reflects the
Company's continued efforts to optimize its distribution programs.   Selling
expenses increased slightly as a percent of sales as a result of increased marketing and promotional activities and increased brokerage commissions related to the increase in branded sales. General and administrative expenses as a percent of sales were relatively flat as compared to 1994.

     The Company's operating income during the first quarter of 1995 was $4.3 million, an increase of 12.5% from operating income for the first quarter of 1994 of approximately $3.8 million. The increase in operating income was primarily due to the increased sales of branded products, which contribute higher operating margins.

     For the first quarter, interest expense decreased by 7.6% from $1.2 million during 1994 to $1.1 million during 1995. The decrease resulted from lower debt levels offset by slightly higher average interest rates in 1995 on the Company's debt as compared with the first quarter of 1994.

     The Company recorded income from continuing operations of $2.3 million in the first quarter of 1995 compared to income from continuing operations of $1.8 million in the same period last year. The improved profitability was primarily the result of higher sales and higher gross margins offset by slightly higher operating expense margins.

Liquidity and Capital Resources

     Cash provided by continuing operations was $7.2 million during the first three months of 1995 compared to cash provided by continuing operations of $9.2 million during the first three months of 1994. The sources of cash during the first quarter of 1995 were the $7.2 million provided by continuing operations, $.3 million provided from dividends on the Preferred Stock and $3.0 million from the sale of the Preferred Stock. These sources of cash were utilized to pay down debt of $5.1 million, to provide for capital and other expenditures of $3.1 million, and to provide for an increase in cash balances of $2.3 million.

     Capital expenditures during the first quarter of 1995 were spent primarily on equipment additions for increased operating efficiencies. As of March 31, 1995, the Company was in compliance with all covenants and financial ratios contained in its Senior Credit Agreement. Based upon the Company's projections for the remainder of 1995, management does not anticipate any violation of the financial covenants contained in the Senior Credit Agreement.

     At March 31, 1995, the Company had approximately $14.9 million in unused borrowing capacity under its revolving credit facility. The Company expects that operating cash flows, together with borrowings under its revolving credit facility, will be sufficient to fund the Company's requirements for working capital and capital expenditures for the foreseeable future.

Financing

     As of March 31, 1995, the Company's senior credit agreement consisted of a $97.0 million term loan and a $25.0 million revolving credit facility. As of March 31, 1995, approximately $1.8 million was borrowed under the revolving credit facility and approximately $8.3 million in letters of credit were outstanding.

     On April 13, 1994, Morningstar completed the divestiture of Velda, its Florida-based fluid milk operation, to Engles Dairy Acquisition L.P. at an approximate selling price of $48 million in cash after working capital adjustments and $3.0 million of 9% Series A Preferred Stock. Following the application of the cash proceeds on April 13, 1994, the Company had no revolver balance outstanding and had a remaining term loan balance of approximately $64.2 million. The Company made additional term loan principal payments during the year ended December 31, 1994, and during the three months ended March 31, 1995, of approximately $11.8 million and $5.0 million respectively. The remaining amortization schedule for the term loan is as follows:

                                                                      Approximate
                        Quarterly payment date(s)                  Quarterly payment
                    -------------------------------------          -----------------
                    June 20, 1995 - September 20, 1996                 $   2,000,000
                    December 20, 1996                                      3,083,000
                    March 20, 1997                                         3,716,000
                    June 20, 1997 - September 20, 1998                     4,519,000
                    December 20, 1998                                      4,088,000

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

           27       Financial Data Schedule

     (b) Reports on Form 8-K.

           None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE MORNINGSTAR GROUP INC.



                                                /s/ C. DEAN METROPOULOS
                                      -----------------------------------------
                                                    C. Dean Metropoulos
                                                    (Authorized Officer)


Date:  May 15, 1995

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER              DESCRIPTION
- -------             -----------

27       Financial Data Schedule.
