Form 10-Q
period 1995-06-30
MORNINGSTAR GROUP INC
filed 1995-08-14
CIK 832768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
[x]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended June 30, 1995

                                       or

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

      As of June 30, 1995, the number of shares outstanding of each class of common stock was:

                Common Stock,  $.01 par value: 14,930,797 shares

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     December 31,        June 30,
                                                                                        1994              1995
                                                                                     -------------    -------------
                                                                                                        (Unaudited)
                            ASSETS
                            ------
CURRENT ASSETS:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      2,152     $      2,497
  Receivables, net of allowance for doubtful accounts of $1,495 and $1,495  .              30,469           26,804
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              10,540            9,870
  Prepaids and deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,062            1,887
  Net assets held for sale  . . . . . . . . . . . . . . . . . . . . . . . . .                   -              763
                                                                                     ------------     ------------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .              48,223           41,821
                                                                                     ------------     ------------


PROPERTY, PLANT AND EQUIPMENT:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,062            5,713
  Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,938           18,339
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .              36,041           38,733
                                                                                     ------------     ------------

          Gross property, plant and equipment . . . . . . . . . . . . . . . .              60,041           62,785

  Less:  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .             (13,404)         (15,598)
                                                                                     ------------     ------------

          Net property, plant and equipment . . . . . . . . . . . . . . . . .              46,637           47,187
                                                                                     ------------     ------------


INTANGIBLE AND OTHER ASSETS:
  Identifiable intangible assets  . . . . . . . . . . . . . . . . . . . . . .               2,512            2,180
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              65,951           61,710
  Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . .               1,540            1,449
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 402              349
                                                                                     ------------     ------------

          Total intangible and other assets . . . . . . . . . . . . . . . . .              70,405           65,688
                                                                                     ------------     ------------



          TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    165,265     $    154,696
                                                                                     ============     ============



 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                       December 31,     June 30,
                                                                                           1994            1995
                                                                                     ---------------  ---------------
                                                                                                        (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     17,263     $    14,666
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              19,345          14,718
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .               6,000           8,000
                                                                                     ------------     -----------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . .              42,608          37,384

LONG-TERM DEBT (net of current maturities)  . . . . . . . . . . . . . . . . .              53,892          43,000

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .               1,963           2,017

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized;
  14,390,262 shares in 1994 and 14,930,797 in 1995 issued
  and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 149             149
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .              71,157          71,351
  Retained equity (deficit) . . . . . . . . . . . . . . . . . . . . . . . . .              (4,504)            795
                                                                                     ------------     -----------


          Total stockholders' equity and retained deficit . . . . . . . . . .              66,802          72,295
                                                                                     ------------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .        $    165,265     $   154,696
                                                                                     ============     ===========





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, dollars in thousands, except per share amounts)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                       June 30,
                                                          --------------------------     --------------------------
                                                             1994            1995           1994            1995
                                                          -----------    -----------     -----------    -----------
NET SALES . . . . . . . . . . . . . . . . . . . . . .     $   73,667     $    75,337     $  144,406     $  147,355
  Cost of goods sold  . . . . . . . . . . . . . . . .         56,231          57,138        110,597        111,644
  Selling, distribution, and general and
  administrative  . . . . . . . . . . . . . . . . . .         12,911          12,776         25,437         25,961
                                                          ----------     -----------     ----------     ----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . .          4,525           5,423          8,372          9,750

OTHER (INCOME) AND EXPENSE:
  Interest expense  . . . . . . . . . . . . . . . . .          1,147           1,038          2,377          2,174
  Dividend Income . . . . . . . . . . . . . . . . . .              -               -             -            (268)
  Amortization of deferred financing costs  . . . . .             75              95            170            191
  Other income, net . . . . . . . . . . . . . . . . .           (366)           (241)          (497)          (390)
                                                          ----------     -----------     ----------     ----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . .          3,669           4,531          6,322          8,043
  Provision for income taxes  . . . . . . . . . . . .          1,130           1,685          2,019          2,928
                                                          ----------     -----------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . .          2,539           2,846          4,303          5,115

DISCONTINUED OPERATIONS:
  Income from discontinued operations (a) . . . . . .            163               -          1,070              -
  Gain (loss) on disposal (b) . . . . . . . . . . . .            546            (510)           466            184
                                                          ----------     -----------     ----------     ----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS  . . . . .            709            (510)         1,536            184
                                                          ----------     -----------     ----------     ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . .     $    3,248     $     2,336     $    5,839     $    5,299
                                                          ==========     ===========     ==========     ==========

EARNINGS PER COMMON SHARE:
  Earnings from continuing operations . . . . . . . .     $     0.17     $      0.19     $     0.29     $     0.34
  Earnings from discontinued operations . . . . . . .           0.05           (0.03)          0.10           0.01
                                                          ----------     -----------     ----------     ----------
  Earnings per common share . . . . . . . . . . . . .     $     0.22     $      0.16     $     0.39     $     0.35
                                                          ==========     ===========     ==========     ==========



WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING  . . . . . . . .     15,006,128      15,118,978     14,975,488     15,114,951



(a)  Net of applicable tax provision of   . . . . . .     $       51     $         -     $      507     $        -

(b)  Net of applicable tax provision (benefit) of . .          2,920            (591)         2,879            216





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                         --------------------------
                                                                                            1994           1995
                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   145,929    $  151,020
  Interest received . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              102             -
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . . . . . . .         (129,548)     (135,892)
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,856)       (2,672)
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (757)       (1,788)
                                                                                         -----------    ----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .           12,870        10,668

NET CASH USED BY DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . . . . . . . .           (3,147)            -
                                                                                         -----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .            9,723        10,668

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,315)       (4,930)
  Proceeds from sale of fixed assets  . . . . . . . . . . . . . . . . . . . . . . .               45             2
  Dividends received from preferred stock . . . . . . . . . . . . . . . . . . . . .                -           268
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (726)           35
                                                                                         -----------    ----------

     Net cash used by continuing operations . . . . . . . . . . . . . . . . . . . .           (3,996)       (4,625)

  Discontinued Operations:
  Sale of discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . .           50,006             -
  Sale of Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         3,000
  Capital and other expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .             (482)            -
                                                                                         -----------    ----------

     Net cash provided by discontinued operations . . . . . . . . . . . . . . . . .           49,524         3,000

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . .           45,528        (1,625)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing common stock  . . . . . . . . . . . . . . . . . . . . . . .              264           194
  Net payments under revolving credit facility  . . . . . . . . . . . . . . . . .            (15,904)       (1,892)
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (39,961)       (7,000)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (535)            -
                                                                                         -----------    ----------

NET CASH  USED BY FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . . .          (56,136)       (8,698)
                                                                                         -----------    ----------


NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . .             (885)          345

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,340         2,152
                                                                                         -----------    ----------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     2,455    $    2,497
                                                                                         ===========    ==========


 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                       (Unaudited, dollars in thousands)



                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                         --------------------------
                                                                                            1994           1995
                                                                                         -----------    -----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    5,839     $    5,299

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FLOW FROM OPERATING ACTIVITIES:

   Discontinued operations net income   . . . . . . . . . . . . . . . . . . . . . .          (1,536)          (184)
   Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,087          2,570
   Amortization of intangibles  . . . . . . . . . . . . . . . . . . . . . . . . . .           1,336          1,350
   (Gain) loss on fixed asset retirements   . . . . . . . . . . . . . . . . . . . .             (12)            -
   Increase in deferred taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .           1,963          2,393
   Change in assets and liabilities, net of effects
       from disposition of subsidiaries:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             944          3,665
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             714            670
       Prepaids & deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,513          2,950
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (382)        (2,597)
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,531)        (5,227)
       Long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .             (65)          (221)
                                                                                         ----------     ----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .          12,870         10,668

DISCONTINUED OPERATIONS:
   Discontinued operations net income   . . . . . . . . . . . . . . . . . . . . . .           1,536            184
   Gain on divestiture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (466)          (184)
   Change in working capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,009)             -
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . .             792              -
                                                                                         ----------     ----------

NET CASH USED BY DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . . . . . . . .          (3,147)             -
                                                                                         ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . .        $    9,723     $   10,668
                                                                                         ==========     ==========





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1995




(1)   CONSOLIDATED FINANCIAL STATEMENTS

             The consolidated financial statements as of June 30, 1995, and for the six months then ended have been prepared by The Morningstar Group Inc. (the "Company" or "Morningstar") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and changes in cash flows at June 30, 1995 and for the six months then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1994 financial statements contained in its most recent Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation.

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

             On March 31, 1995, the Preferred Stock was redeemed by its issuer at face value plus accrued dividends. The $3.0 million gain on the stock, less applicable taxes and other reserves of $2.3 million, was reflected in discontinued operations in the Consolidated Statements of Operations during the first quarter of 1995. The Company also recognized $268,000 in dividends, related to the Preferred Stock, during the first quarter of 1995 which was recorded in continuing operations. The Company recorded an additional loss from discontinued operations of approximately $.5 million, net of tax benefits, during the second quarter of 1995, related to discontinued operations reserves and other liabilities.

(2)   INVENTORIES

             Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (in thousands):

                                                                                         At                At
                                                                                     December 31,        June 30,
                                                                                        1994              1995
                                                                                    -------------     -------------
             Raw materials and supplies . . . . . . . . . . . . . . . . . . .       $       6,757     $      5,514
             Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .               3,783            4,356
                                                                                    -------------     ------------

                      Total . . . . . . . . . . . . . . . . . . . . . . . . .       $      10,540     $      9,870
                                                                                    =============     ============

             Finished goods inventories include the costs of materials, labor and plant overhead.

(3)   DEBT

             The Company's outstanding long-term debt and average interest rates in effect on June 30, 1995 were:

                                                                                                      Average
                                                                                     Amount of       Interest
                                                                                      Debt             Rate
                                                                                   -------------      --------
                                                                                  (in thousands)
             Senior term loan   . . . . . . . . . . . . . . . . . . . . . .        $      48,000        7.323%
             Revolving credit facility (a)  . . . . . . . . . . . . . . . .                    -        9.000%
             Industrial development revenue bonds . . . . . . . . . . . . .                3,000        4.850%
                                                                                   -------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . .               51,000

             Less:  Current maturities  . . . . . . . . . . . . . . . . . .                8,000
                                                                                   -------------

             Long term debt, net of current maturities  . . . . . . . . . .        $      43,000
                                                                                   =============

             (a) At June 30, 1995, there were no borrowings under the revolving credit facility and letters of credit totaling $8,300,000 were issued. At June 30, 1995, the Company had $16,700,000 in additional borrowing capacity under the terms of its revolving credit facility.


(4)   EARNINGS PER COMMON SHARE

             Net income per share is based upon the weighted average shares of common stock and common stock equivalents outstanding. Stock options are included as common stock equivalents under the treasury stock method, when dilutive.


(5)   STOCK REPURCHASE PROGRAM

             On June 21, 1995, the Company's Board of Directors announced that it had approved a plan pursuant to which the Company may repurchase up to $20 million of its common stock. The purchases will be effected through open market transactions or negotiated transactions from time to time, depending on the market price of the stock and other factors. As of June 30, 1995, no shares had been repurchased by the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations - Second Quarter and Year-to-Date 1995
  Compared with Second Quarter and Year-to-Date 1994

  Net sales are classified into two categories: (i) Branded specialty products, which include historical sales of the Company's four national branded products - International Delight(R) gourmet flavored coffee creamers, Second Nature(R) egg product, Lactaid(R) reduced lactose and lactose-free milks and Naturally Yours(R) no fat sour cream; and (ii) Other specialty products, which includes all sales of the Company's specialty foods business other than branded specialty products.

  Net sales for the second quarter of 1995 totaled $75.3 million, an increase of $1.7 million from net sales for the same period in 1994. For the six months ended June 30, 1995, net sales were $147.4 million, an increase of $2.9 million from the same period in 1994. The following table reflects net sales by business category from year to year:

                                                           Three Months Ended June 30,   Six  Months Ended June 30,
                                                          ----------------------------   ---------------------------
           Business Category                                1994            1995           1994           1995
           -----------------                              -----------    ------------    -----------    -----------
     Branded specialty products . . . . . . . . . . .     $    23,957    $     27,949    $    47,818    $    55,476
     Other specialty products . . . . . . . . . . . .          49,710          47,388         96,588         91,879
                                                          -----------    ------------    -----------    -----------

     Net sales  . . . . . . . . . . . . . . . . . . .     $    73,667    $     75,337    $   144,406    $   147,355
                                                          ===========    ============    ===========    ===========


     Net sales of branded specialty products increased by 16.7% and 16.0% for the second quarter and first six months of 1995, respectively, when compared to similar periods in 1994. This improvement was accomplished through increased sales of International Delight(R) and Lactaid(R). Net sales of other specialty products decreased by 4.7% during the second quarter due mainly to declines in the juice and other category. Net sales of other specialty products declined 4.9% during the six month period ended June 30, 1995 due to declines in the cultured category as well as the juice and other category. The Company's selective withdrawal from certain marginally profitable segments of this business also contributed to the declines.

     Gross margin was 24.2% for the second quarter and the first six months of 1995, respectively, compared to 23.7% and 23.4% for like periods of 1994.
These comparisons are the result of increasing sales of branded products in the second quarter and first six months of 1995, and the Company's selective withdrawal from certain marginally profitable segments of the specialty products business. This increase is slightly offset by increased competitive pricing in the other specialty products category.

     Operating expense ratios were 17.0% and 17.6% for the second quarter and first six months of 1995, respectively, compared to 17.5% and 17.6% for like periods of 1994. Distribution expenses as a percent of net sales decreased slightly in 1995 despite the increase in branded sales. This reflects the Company's continued efforts to optimize its distribution programs. Selling expenses increased as a percent of net sales primarily as a result of increased advertising and promotional activities and increased brokerage commissions related to the increase in branded specialty products. General and administrative expenses remained relatively flat as compared to 1994.

     The Company's operating income during the second quarter of 1995 was $5.4 million, an increase of 19.8% from operating income for the second quarter of 1994 of approximately $4.5 million. For the first six months, 1995 operating income was $9.8 million, an increase of 16.5% from 1994 operating income of $8.4 million. The increase in operating income from like periods in 1994 was the result of increased sales of branded products which contribute higher operating margins.

     For the second quarter, interest expense declined by 9.5% from $1.1 million in 1994 to $1.0 million in 1995. For the first six months, interest expense declined 8.5%. The decrease in 1995 resulted from lower debt levels offset by higher average interest rates on the Company's debt.

     The Company recorded net income from continuing operations of $2.8 million and $5.1 million in the second quarter and first six months of 1995, respectively, compared to $2.5 million and $4.3 million for the comparable periods of 1994. The improved profitability was primarily the result of higher branded product sales and higher gross margins.

Liquidity and Capital Resources

     Cash provided by continuing operations was $10.7 million during the first six months of 1995 compared to cash provided by continuing operations of $12.9 million during the first six months of 1994. The sources of cash during the first six months of 1995 were the $10.7 million provided by continuing operations, $.3 million provided from dividends on the Preferred Stock, $3.0 million from the sale of the Preferred Stock, and $.2 million from the exercise of stock options. These sources of cash were utilized to pay down debt of $8.9 million, to provide for capital and other expenditures of $5.0 million, and to provide for an increase in cash balances of $.3 million.

     Capital expenditures during the first six months of 1995 were spent primarily on equipment additions for increased operating efficiencies. As of the end of the second quarter of 1995, the Company was in compliance with all covenants and financial ratios contained in its Senior Credit Agreement. Based upon the Company's projections for the remainder of 1995, management does not anticipate any violation of the financial covenants contained in its Senior Credit Agreement.

     At June 30, 1995 the Company had approximately $16.7 million in unused borrowing capacity under its revolving credit facility. The Company expects that operating cash flows, together with borrowings under its revolving credit facility, will be sufficient to fund the Company's requirements for working capital, debt service requirements, potential stock repurchases, and capital expenditures for the foreseeable future.


Financing

     As of June 30, 1995, the Company's Senior Credit Agreement consisted of a $97.0 million term loan and a $25.0 million revolving credit facility. As of June 30, 1995, there were no borrowings under the revolving credit facility and approximately $8.3 million in letters of credit were outstanding.

     On April 13, 1994, Morningstar completed the divestiture of Velda, its Florida-based fluid milk operation, to Engles Dairy Acquisition L.P. at an approximate selling price of $48 million in cash after working capital
adjustments, and $3.0 million of  9% Series A Preferred Stock.   Following the
application of the cash proceeds on April 13, 1994, the Company had no revolver balance outstanding and had a remaining term loan balance of approximately $64.2 million. The Company made additional term loan principal payments during the year ended December 31, 1994, and during the three months ended March 31, 1995 of approximately $11.8 million and $5.0 million, respectively. The Company also paid its scheduled principal payment of $2.0 million during the second quarter of 1995. The remaining amortization schedule for the term loan is as follows:

                                                                      Approximate
                       Quarterly payment date(s)                   Quarterly payment
                    ----------------------------------             -----------------
                    September 20, 1995 - September 20, 1996            $ 2,000,000
                    December 20, 1996                                    3,082,000
                    March 20, 1997                                       3,715,000
                    June 20, 1997 - September 20, 1998                   4,518,000
                    December 20, 1998                                    4,088,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Pursuant to a Stockholders Meeting held on May 18, 1995, the Company's stockholders took the following actions:

                    Election of Directors - The stockholders elected each of C. Dean Metropoulos, John R. Muse, Charles W. Tate, Jack W. Evans, and Jim L. Turner to serve as a director of the Company until his successor is elected and qualified, or if earlier, until his death, resignation or removal from office.

                    Appointment of Auditors - The stockholders ratified the appointment of Arthur Andersen LLP as independent auditors of the Company for the ensuing year.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

           Exhibit 27--Financial Data Schedule.

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

                                                THE MORNINGSTAR GROUP INC.



                                                /s/ C. DEAN METROPOULOS
                                                    C. Dean Metropoulos
                                           President and Chief Executive Officer
                                                     (Authorized Officer)


Date:  August 14, 1995

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
  27                         Financial Data Schedule
