Form 10-Q
period 1995-09-30
MORNINGSTAR GROUP INC
filed 1995-11-14
CIK 832768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
[x]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the quarterly period ended September 30, 1995

                                       or

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

  As of September 30, 1995, the number of shares outstanding of each class of common stock was:

               Common Stock,  $.01 par value:  15,234,161 shares

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     December 31,    September 30,
                                                                                        1994              1995
                                                                                     ------------    -------------
                                                                                                      (Unaudited)
                            ASSETS
                            ------

CURRENT ASSETS:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      2,152    $       4,541
  Receivables, net of allowance for doubtful accounts of $1,495 and $1,610  .              30,469           25,972
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              10,540           11,456
  Prepaids and deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,062            1,954
  Net assets held for sale  . . . . . . . . . . . . . . . . . . . . . . . . .                  --              761
                                                                                     ------------    -------------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .              48,223           44,684


PROPERTY, PLANT AND EQUIPMENT:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               6,062            5,713
  Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              17,938           18,525
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .              36,041           42,669
                                                                                     ------------    -------------

          Gross property, plant and equipment . . . . . . . . . . . . . . . .              60,041           66,907
  Less:  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .             (13,404)         (16,771)
                                                                                     ------------    -------------

          Net property, plant and equipment . . . . . . . . . . . . . . . . .              46,637           50,136


INTANGIBLE AND OTHER ASSETS:
  Identifiable intangible assets  . . . . . . . . . . . . . . . . . . . . . .               2,512            2,013
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              65,951           60,427
  Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . .               1,540            1,354
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 402              380
                                                                                     ------------    -------------

          Total intangible and other assets . . . . . . . . . . . . . . . . .              70,405           64,174
                                                                                     ------------    -------------


          TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    165,265    $     158,994
                                                                                     ============    =============



 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     December 31,    September 30,
                                                                                        1994              1995
                                                                                     ------------    -------------
                                                                                                       (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     17,263    $      21,059
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              19,345           14,716
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .               6,000            8,000
                                                                                     -------------   -------------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . .              42,608           43,775

LONG-TERM DEBT (net of current maturities)  . . . . . . . . . . . . . . . . .              53,892           38,000

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .               1,963            1,987

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized;
  14,916,747 shares in 1994 and 15,234,161 shares in 1995 issued and outstanding              149              152
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .              71,157           71,967
  Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . .              (4,504)           3,113
                                                                                     ------------    -------------

          Total stockholders' equity and retained earnings  . . . . . . . . .              66,802           75,232
                                                                                     ------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .        $    165,265    $     158,994
                                                                                     ============    =============





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       ------------------------------------------------------------------
          (Unaudited, dollars in thousands, except per share amounts)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------    --------------------------
                                                             1994           1995            1994            1995
                                                          ----------    ------------    -----------     ----------
NET SALES . . . . . . . . . . . . . . . . . . . . . .     $   70,429    $     73,167    $   214,835    $   219,943
  Cost of goods sold  . . . . . . . . . . . . . . . .         54,764          56,872        165,633        168,511
  Selling, distribution, and general and administrative       11,904          12,125         37,242         37,510
                                                          ----------    ------------    -----------    -----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . .          3,761           4,170         11,960         13,922

OTHER (INCOME) AND EXPENSE:
  Interest expense  . . . . . . . . . . . . . . . . .          1,068             940          3,445          3,114
  Dividend Income . . . . . . . . . . . . . . . . . .             --              --             --           (268)
  Amortization of net deferred financing costs  . . .             90              94            260            286
  Other income, net . . . . . . . . . . . . . . . . .           (343)           (292)        (1,013)          (683)
                                                          ----------    ------------    -----------    -----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . .          2,946           3,428          9,268         11,473
  Provision for income taxes  . . . . . . . . . . . .          1,089           1,112          3,108          4,040
                                                          ----------    ------------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . .          1,857           2,316          6,160          7,433

DISCONTINUED OPERATIONS
  Income from discontinued operations (a) . . . . . .           (252)             --            818             --
  Gain on disposal (b)  . . . . . . . . . . . . . . .            (43)             --            423            184
                                                          ----------    ------------    -----------    -----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS  . . . . .           (295)             --          1,241            184
                                                          ----------    ------------    -----------    -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . .     $    1,562    $      2,316    $     7,401    $     7,617
                                                          ==========    ============    ===========    ===========

EARNINGS PER COMMON SHARE:
  Earnings from continuing operations . . . . . . . .     $      .12    $        .15    $       .41    $       .49
  Earnings from discontinued operations . . . . . . .           (.02)             --            .08            .01
                                                          ----------    ------------    -----------    -----------
  Earnings per common share . . . . . . . . . . . . .     $      .10    $        .15    $       .49    $       .50
                                                          ==========    ============    ===========    ===========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING  . . . . . . . . . . . . . . . .     15,078,713      15,390,199     15,010,785     15,284,802



(a)  Net of applicable tax provision of   . . . . . .     $       --    $         --    $       507    $        --

(b)  Net of applicable tax provision of   . . . . . .             --              --          2,879            216





   The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)

                                                                                            Nine Months Ended
                                                                                                September 30,
                                                                                         -------------------------
                                                                                           1994           1995
                                                                                         -----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   216,469   $   224,440
  Interest received . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              126           -
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . . . . . . .         (195,756)     (197,067)
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,419)       (3,622)
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,784)       (2,837)
                                                                                         -----------   -----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .           15,636        20,914

NET CASH USED BY DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . . . . . . . .           (3,488)           --
                                                                                         -----------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .           12,148        20,914

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,846)       (9,052)
  Proceeds from sale of fixed assets  . . . . . . . . . . . . . . . . . . . . . . .               30             2
  Dividends received from Preferred Stock . . . . . . . . . . . . . . . . . . . . .              -             268
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (502)          336
                                                                                         -----------   -----------

     Net cash used by continuing operations . . . . . . . . . . . . . . . . . . . .           (6,318)       (8,446)

  Discontinued Operations:
  Sale of discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . .           50,237            --
  Sale of Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --         3,000
  Capital and other expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .             (482)           --
                                                                                         -----------   -----------

     Net cash provided by discontinued operations . . . . . . . . . . . . . . . . .           49,755         3,000

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . .           43,437        (5,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing common stock  . . . . . . . . . . . . . . . . . . . . . . .            1,622           813
  Net payments under revolving credit facility  . . . . . . . . . . . . . . . . .            (16,675)       (1,892)
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (40,131)      (12,000)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (535)           --
                                                                                         -----------   -----------

NET CASH USED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . .          (55,719)      (13,079)
                                                                                         -----------   -----------


NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . .             (134)        2,389

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,340         2,152
                                                                                         -----------   -----------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     3,206   $     4,541
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

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                       (Unaudited, dollars in thousands)



                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         -------------------------
                                                                                           1994           1995
                                                                                         ----------    -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    7,401    $     7,617

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FLOW FROM OPERATIONS:

   Discontinued operations net income   . . . . . . . . . . . . . . . . . . . . . .          (1,241)          (184)
   Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,092          3,810
   Amortization of intangibles  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,022          2,025
   (Gain) loss on fixed asset retirements   . . . . . . . . . . . . . . . . . . . .            (243)            --
   Increase in deferred taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .           2,814          2,866
   Change in assets and liabilities, net of effects
       from disposition of subsidiary:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,129          4,497
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,648)          (916)
       Prepaids & deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,578          2,883
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (239)         3,796
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,076)        (5,229)
       Long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .              47           (251)
                                                                                         ----------    -----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .          15,636         20,914

DISCONTINUED OPERATIONS:
   Discontinued operations net income   . . . . . . . . . . . . . . . . . . . . . .           1,241            184
   Gain on divestiture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (423)          (184)
   Change in working capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,095)            --
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . .             789             --
                                                                                         ----------    -----------

NET CASH USED BY DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . . . . . . . .          (3,488)            --
                                                                                         ----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .      $   12,148    $    20,914
                                                                                         ==========    ===========





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995




(1)   CONSOLIDATED FINANCIAL STATEMENTS

             The consolidated financial statements as of September 30, 1995, and for the nine months then ended have been prepared by The Morningstar Group Inc. (the "Company" or "Morningstar") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and changes in cash flows at September 30, 1995 and for the nine months then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1994 financial statements contained in its most recent Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation.

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


(2)   INVENTORIES

             Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (in thousands):

                                                                                    At December 31,       At September 30,
                                                                                         1994                   1995
                                                                                    ---------------      ----------------

             Raw materials and supplies . . . . . . . . . . . . . . . . . . .       $         6,757      $          5,828
             Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .                 3,783                 5,628
                                                                                    ---------------      ----------------

                      Total . . . . . . . . . . . . . . . . . . . . . . . . .       $        10,540      $         11,456
                                                                                    ===============      ================

             Finished goods inventories include the costs of materials, labor and plant overhead.

(3)   DEBT

             The Company's outstanding long-term debt and average interest rates in effect on September 30, 1995 were:

                                                                                                      Average
                                                                                     Amount of       Interest
                                                                                      Debt             Rate
                                                                                   ------------      --------
                                                                                  (in thousands)
             Senior term loan   . . . . . . . . . . . . . . . . . . . . . .        $     43,000         7.250%
             Revolving credit facility (a)  . . . . . . . . . . . . . . . .                  --         8.750%
             Industrial development revenue bonds . . . . . . . . . . . . .               3,000         4.600%
                                                                                   ------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . .              46,000

             Less:  Current maturities  . . . . . . . . . . . . . . . . . .               8,000
                                                                                   ------------

             Long term debt, net of current maturities  . . . . . . . . . .        $     38,000
                                                                                   ============


             (a) At September 30, 1995, there were no amounts borrowed under the revolving credit facility and letters of credit totalling $8,850,000 were issued. At September 30, 1995, the Company had $16,150,000 in additional borrowing capacity under the terms of its revolving credit facility.



(4)   EARNINGS PER COMMON SHARE

             Net income per share is based upon the weighted average shares of common stock and common stock equivalents outstanding. Stock options are included as common stock equivalents under the treasury stock method, when dilutive.


(5)   STOCK REPURCHASE PROGRAM

             On June 21, 1995, the Company's Board of Directors announced that it had approved a plan pursuant to which the Company may repurchase up to $20 million of its common stock. The purchases will be effected through open market transactions or negotiated transactions from time to time, depending on the market price of the stock and Ashof September 30, 1995, no shares had been repurchased by the Company.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.


Results of Operations - Third Quarter and Year-to-Date 1995
  Compared with Third Quarter and Year-to-Date 1994

            Net sales are classified into two categories: (i) Branded specialty products, which include historical sales of the Company's four national branded products - International Delight(R) gourmet flavored non-dairy coffee creamers, Second Nature(R) egg product, Lactaid(R) reduced lactose and lactose-free milks and Naturally Yours(R) no fat sour cream; and (ii) Other specialty products, which includes all sales of the Company's specialty foods business other than branded specialty products.

            Net sales for the third quarter of 1995 totalled $73.2 million, an increase of $2.8 million from net sales for the same period in 1994. For the nine months ended September 30, 1995, net sales were $219.9 million, an increase of $5.1 million from the same period in 1994. The following table reflects net sales by business category from year to year:

                                                               Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                           --------------------------   ---------------------------
           Business Category                                 1994            1995           1994           1995
           -----------------                              -----------    ------------    -----------    -----------

     Branded specialty products . . . . . . . . . . .     $    24,792    $     27,322    $    72,610    $    82,798

     Other specialty products . . . . . . . . . . . .          45,637          45,845        142,225        137,145
                                                          -----------    ------------    -----------    -----------

     Net sales  . . . . . . . . . . . . . . . . . . .     $    70,429    $     73,167    $   214,835    $   219,943
                                                          ===========    ============    ===========    ===========


     Net sales of branded specialty products increased by 10.2% and 14.0% for the third quarter and first nine months of 1995 when compared to similar periods in 1994. This improvement was accomplished through increased sales of International Delight and Lactaid. Net sales of other specialty products remained flat during the third quarter of 1995 versus 1994, as the Company continues to selectively exit from some of its lower margin business. Net sales of other specialty products declined 3.6% during the nine month period ended September 30, 1995 due mainly to declines in the cultured and juice categories.

     Gross margin was 22.3% and 23.4% for the third quarter and first nine months of 1995 compared to 22.2% and 22.9% for the same periods in 1994. These comparisons are the result of increasing sales of branded products in the third quarter, which contribute higher gross margins, but have been slightly offset by increased competitive pricing in the other specialty products category.

     Operating expense ratios were 16.6% and 17.1% for the third quarter and first nine months of 1995 compared to 16.9% and 17.3% for the same periods in
1994.   Distribution expenses, as a percent of net sales, decreased during the nine months ended September 30, 1995, versus the same period in 1994, despite the increase in branded sales. This reflects the Company's continuing efforts to optimize its distribution programs. Selling expenses remained relatively flat from 1994 to 1995. General and administrative expenses, as a percent of net sales, increased slightly in 1995 due in part to additional depreciation.

     The Company's operating income during the third quarter of 1995 was $4.2 million, an increase of 10.9% from operating income for the third quarter of 1994 of approximately $3.8 million. For the first nine months, 1995 operating income was $13.9 million, an increase of 16.4% from 1994 operating income of $12.0 million. The increase in operating income from like periods in 1994 was the result of higher branded sales and higher gross margins.

     For the third quarter, interest expense declined by 12.0% from $1.1 million in 1994 to $.9 million in 1995. For the first nine months, interest expense declined 9.6%. These reductions resulted primarily from lower average debt levels offset by higher average interest rates on the Company's debt.

     The Company recorded net income from continuing operations of $2.3 million and $7.4 million in the third quarter and first nine months of 1995 compared to $1.9 million and $6.2 million for the comparable periods of 1994. The improved profitability was primarily the result of higher branded sales, lower interest expense and higher gross margins.

Liquidity and Capital Resources

     Cash provided by continuing operations was $20.9 million during the first nine months of 1995 compared to cash provided by continuing operations of $15.6 million during the first nine months of 1994. The sources of cash during the first nine months of 1995 were the $20.9 million provided by continuing operations, $.3 million provided from dividends on the Preferred Stock, $3.0 million from the sale of the Preferred Stock, and $.8 million from the exercise of stock options. These sources of cash were utilized to pay down debt of $13.9 million, to provide for capital and other expenditures of $8.7 million, and to provide for an increase in cash balances of $2.4 million.

     Capital expenditures during the first nine months of 1995 were spent primarily on equipment additions for increased operating efficiencies. As of the end of the third quarter of 1995, the Company was in compliance with all covenants and financial ratios contained in its Senior Credit Agreement. Based upon the Company's projections for the remainder of 1995, management does not anticipate any violation of the financial covenants contained in its Senior Credit Agreement.

     At September 30, 1995 the Company had approximately $16.1 million in unused borrowing capacity under its revolving credit facility. The Company expects that operating cash flows, together with borrowings under its revolving credit facility, will be sufficient to fund the Company's requirements for working capital, debt service requirements, potential stock repurchases, and capital expenditures for the foreseeable future.

Financing

     As of September 30, 1995, the Company's senior credit agreement consisted of a $97.0 million term loan and a $25.0 million revolving credit facility. As of September 30, 1995, there were no amounts borrowed under the revolving credit facility and approximately $8.9 million in letters of credit were outstanding.

     On April 13, 1994, Morningstar completed the divestiture of Velda, its Florida-based fluid milk operation, to Engles Dairy Acquisition L.P. at an approximate selling price of $48 million in cash after working capital
adjustments, and $3.0 million of  9% Series A Preferred Stock.   Following the
application of the cash proceeds on April 13, 1994, the Company had no revolver balance outstanding and had a remaining term loan balance of approximately $64.2 million. The Company made additional term loan principal payments during the year ended December 31, 1994, and during the three months ended March 31, 1995 of approximately $11.8 million and $5.0 million, respectively. The Company paid its scheduled principal payment of $2.0 million during the second quarter of 1995. During the third quarter of 1995, the Company paid its scheduled principal payment of $2.0 million as well as an additional prepayment of $3.0 million. The remaining amortization schedule for the term loan is as follows:

                                                                   Approximate
                       Quarterly payment date(s)                 Quarterly payment
                    ----------------------------------           -----------------
                    December 20, 1995 - December 20, 1996        $       2,000,000
                    March 20, 1997                                       1,798,000
                    June 20, 1997 - September 20, 1998                   4,519,000
                    December 20, 1998                                    4,088,000


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

                                        THE MORNINGSTAR GROUP INC.



                                        /s/ C. DEAN METROPOULOS
                                        -------------------------------------
                                            C. Dean Metropoulos
                                        President and Chief Executive Officer
                                                          (Authorized Officer)


Date:  November 14, 1995

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27           Financial Data Schedule
