Form 10-K
period 1995-12-31
MORNINGSTAR GROUP INC
filed 1996-04-01
CIK 832768

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(MARK ONE)
[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the fiscal year ended December 31, 1995, or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from               to

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X        No      .
                                               ---------      -------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of the Common Stock on the NASDAQ Stock Market on February 29, 1996 was approximately $124,780,000 which value, solely for the purpose of this calculation, excludes shares held by the Registrant's executive officers and directors. Such exclusion should not be deemed a determination by the Registrant that all such individuals are, in fact, affiliates of the Registrant.

      February 29, 1996, the number of outstanding shares of common stock was:
                               Common Stock,  $.01 par value:  15,244,261 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

      Part II of this Form 10-K incorporates information from the Registrant's Annual Report to Stockholders for the year ended December 31, 1995. Part III of this Form 10-K incorporates information from the Registrant's definitive Proxy Statement relating to the Registrant's annual meeting of stockholders to be held on May 22, 1996.

                                     PART I


ITEM 1.  BUSINESS.

THE COMPANY

      The Morningstar Group Inc., a Delaware corporation ("Morningstar" or the "Company") is a national manufacturer and marketer of refrigerated and non-refrigerated specialty food products that include: (i) branded products and
(ii) other specialty, dairy-based ultrapasteurized ("UHT") and cultured products. These two major product categories comprise the Company's continuing operations ("Continuing Operations").

      The Company was formed in 1988 to acquire several regional dairies, novelty/ice cream operations and specialty food operations. Shortly after these acquisitions, significant increases in bulk milk prices adversely affected the Company's operating performance and ability to service its highly leveraged capital structure. In 1989, Morningstar shifted its emphasis to refrigerated specialty food products by reorganizing its operations, introducing its branded product lines and commencing the divestiture of its regional dairy and novelty/ice cream operations. In March 1991, Hicks, Muse & Co. Incorporated, now Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), together with certain other investors, recapitalized the Company through a transaction that reduced the Company's leverage (the "Financial Restructuring"). Prior to this transaction, the Company is referred to as "Predecessor"; after this transaction, the Company is referred to as "Successor". In April 1992, the Company completed a public offering of 6,215,000 shares of common stock, consisting of 5,000,000 newly issued shares and 1,215,000 shares from existing stockholders. The net proceeds to the Company from this offering of approximately $50 million, together with the proceeds from new senior loans, were used to redeem all of the Company's outstanding 15% preferred stock and to purchase $34 million in principal amount of its 13% senior subordinated debentures (the "Debentures") at a premium, reducing the Company's interest expense and eliminating the future payment of preferred stock dividends.

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

      On January 6, 1994, the Company announced a restructuring plan designed to sharpen its focus on the faster-growing segments of its core specialty food products business, while reorganizing its operations to increase efficiency. The plan, which resulted in a $9 million charge in the fourth quarter of 1993, included provisions for reductions in workforce, relocation of the manufacturing for certain product lines to gain operating efficiencies and the abandonment of other product lines. Included within the $9 million charge was $1.9 million for reserves established for certain supply agreements and promissory notes received as part of the sale of certain of the Company's regional dairies in 1991 and 1992. The $9.0 million charge included non-cash expenses of $4.4 million and cash expenses of $4.6 million. The majority of the cash expenditures were paid during 1994.

      The Company suspended the payment of dividends on its common stock immediately following the $.0375 per share payment in the first quarter of 1994 to holders of record as of December 31, 1993.

DISCONTINUED OPERATIONS

      The Company has made significant divestitures since its inception and as a result, the size and scope of the Company's operations have changed significantly. During 1990, the Company divested Oak Farms Inc. ("Oak Farms") and Cabell's Dairy Inc. ("Cabell's") regional dairy operations located in Texas, and Adohr Farms Inc. ("Adohr") in California. During 1991, the Company divested a novelty/ice cream operation in Texas and a milk distribution location in Pennsylvania. The Company also closed a novelty operation located in Kansas City, Missouri in October 1991. During 1992, the Company divested Embassy Dairy Inc., a regional dairy in Waldorf, Maryland and East Coast Ice Cream, a novelty/ice cream operation located in Laurel, Maryland. In January 1994, the Company divested its plastic packaging operation located in Dallas, Texas. On April 13, 1994, the Company completed the divestiture of its Florida-based fluid milk operation Velda Farms, Inc. ("Velda"), for approximately $48 million in cash after working capital adjustments and $3 million in 9% Series A Preferred Stock. The Company deferred the recognition of the gain on the preferred stock pending realization of the gain. The majority of the cash proceeds were used to pay down existing bank debt and to fund federal and state taxes generated by the gain on the sale. The sale of Velda concluded the divestiture of the

Company's regional dairies which were considered a major and distinct segment of its business. As such, the operations of the regional dairies and other divested operations have been restated and presented in the consolidated financial statements in the 1995 Annual Report to Stockholders (See Item 8, Footnote No. 2) to conform with discontinued operations treatment ("Discontinued Operations").

PRODUCTS

      The following table sets forth sales percentage information by product and business category.

                PERCENT OF NET SALES FROM CONTINUING OPERATIONS



                                            Combined                        Year Ended December 31,
                                             Period      -------------------------------------------------------------
      Product Category/Business              1991(a)        1992             1993            1994             1995
      -------------------------            ----------   ------------    ------------    -------------     -------------

      Branded specialty food products           24.7%          29.3%           30.1%            34.9%           38.4%
                                           ----------   ------------    ------------    -------------    ------------

      Other specialty products:
            UHT                                 35.5%          30.1%           25.0%            22.6%           25.0%
            Cultured & other                    39.8%          40.6%           44.9%            42.5%           36.6%
                                           ----------   ------------    ------------    -------------    ------------
               Total other specialty            75.3%          70.7%           69.9%            65.1%           61.6%
                                           ----------   ------------    ------------    -------------    ------------


      Total                                    100.0%         100.0%          100.0%           100.0%          100.0%
                                           ==========   ============    ============    =============    ============

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

       International Delight.   International Delight is a gourmet flavored
coffee creamer that is marketed in several regular and fat-free flavors. In 1995, the Company completed the installation of its second 1/2 ounce aseptic production line. This aseptic product requires no refrigeration and is marketed in several flavors.

       International Delight was originally introduced on a regional basis in 1973 and was repackaged, reformulated and marketed as a national brand in 1989. The product is sold in 1/2 ounce single serving, pint and quart sizes to supermarkets, food service outlets, club stores and convenience stores. The non-aseptic International Delight is a non- dairy product that is manufactured using the UHT process and, as a result, has an extended shelf life. The Company encounters competition in this product line from various regional and national competitors.

       Second Nature.   Second Nature is a pasteurized, fat-free, no cholesterol
egg product.  The primary ingredient of Second Nature is egg whites. The product was the first refrigerated alternative to whole eggs to provide the equivalent nutritional value of whole eggs. Second Nature is another product that was first marketed by the Company as a national brand in 1989. Second Nature was reformulated in a fat-free variety and introduced nationally during
1993 in a twin pack containing two eight-ounce containers.   In 1995, the
Company introduced a four-ounce twin pack container to complement its other sizes. Second Nature is typically sold in the fresh egg section of supermarkets, encountering competition from several other national and regional competitors both in the refrigerated format and in the frozen format.

       Naturally Yours. Naturally Yours fat-free sour cream was introduced nationally during 1993 following a test market in the last half of 1992. Naturally Yours contains 67% less calories than full fat sour cream while delivering similar taste and texture characteristics. During 1995, the Company introduced a regular sour cream under this label to expand the product line. The Company also introduced several fat-free flavored snack dips in 1995 including salsa, ranch and french onion. Naturally Yours competes with numerous national and regional competitors in the fat-free and regular sour cream categories.

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

       The UHT product category includes several products such as whipping cream, half & half, heavy whipping cream, bavarian style cream, light cream, pastry topping, baker's cream, coffee cream, flavored milks and various non-dairy formulas of creams and creamers. The Company packages its UHT products in a wide variety of sizes and packages to facilitate serving the
various needs of its diverse customer base.  These packages include:   1/2
ounce and 3/8 ounce portion control creamers; half-pint, pint, and quart pure-pak containers; aerosol cans; glass bottles; metal cans; and various multi-gallon containers.

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

    PRODUCTION AND DISTRIBUTION

       Refrigerated specialty food products are manufactured at six plants located in California (3), Wisconsin (1), Texas (1) and Maryland (1). UHT products are manufactured in each of the six plants and cultured products are manufactured in each of the plants other than the Gustine, California plant and the Texas plant.

       The Company distributes products from its six plants to more than 850 customers in 50 states and to more than 20 foreign countries using common carriers as well as a number of leased refrigerated vehicles. Certain customers pick up products at the Company's manufacturing facilities.

    MARKETING AND CUSTOMERS

       Branded Specialty Products. The Company develops consumer awareness of its branded products through media advertising of such products, primarily through cooperative advertising with the stores in which its branded specialty products are sold and with manufacturers of products that complement the Company's branded specialty products. The Company also utilizes television advertising, coupon redemption and in-store demonstrations to develop consumer awareness.

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

    RESEARCH AND DEVELOPMENT

       The development of new products and the processes under which they are manufactured has been an important part of the Company's growing emphasis on branded specialty products. In addition to the Company's full-time research technicians, all employees, both at the operating and management levels, are encouraged to play an active role in the development of products and their manufacturing processes. The Company's senior management is closely involved in the identification and development of branded products. The Company utilizes consumer research to test new products prior to market introduction. While the research and development function is important to the Company's operations, the total expenditures related to this function are not material to the Company's Consolidated Statements of Operations.

       One of the achievements of this research and development effort was the reformulation of Second Nature to deliver the equivalent nutritional value of whole eggs. More recently Second Nature(R) was reformulated to be a fat-free product. This research effort also developed Naturally Yours(TM), a fat-free sour cream made from real dairy ingredients and a fat-free version of International Delight. Most recently, the Company developed an aseptic, real 1/2 and 1/2 coffee creamer product to be sold under the International Delight brand name.

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

       LICENSE AGREEMENT WITH AGRIFOODS INTERNATIONAL COOPERATIVE LTD.

       The Company has entered into a license agreement with AgriFoods, a Canadian Cooperative association whereby the Company granted to AgriFoods an exclusive license to manufacture, market and distribute International Delight(R) liquid flavored coffee creamer products in Canada and to use the trademark, International Delight(R) in said products. The agreement provides for a royalty to be paid to the Company based on the number of cases of product sold on a monthly basis.

       LACTAID LICENSE ARRANGEMENT

       Lactaid is produced under two Lactaid License Agreements (collectively the "Lactaid License") with McNeil. Under the terms of the Lactaid License, McNeil granted the Company the exclusive right to manufacture, produce and package Lactaid modified milk products in the western two-thirds of the United States and in certain countries around the Pacific Rim. The Lactaid

License provides for payment of a license fee to McNeil based on the volume of Lactaid modified milk products sold by the Company.

DIVESTITURES

       The purchasers of Adohr Farms entered into a Requirements and Distribution Agreement (herein so called) pursuant to which they agreed to purchase a minimum of 75% of their UHT and cultured products requirements from the Company for a period of seven years ending in 1997.

       The purchasers of Embassy Dairy Inc. entered into an agreement pursuant to which they agreed to purchase their requirements of UHT and cultured products from the Company for a period of three years ended in 1995.

       The purchasers of Velda Farms, L.P. entered into an agreement pursuant to which they agreed to purchase their requirements of certain UHT and cultured products from the Company for a period of ten years ending in 2004.

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

CUSTOMERS

       The Company markets products to a broad range of customers including convenience stores, supermarkets, grocery warehouses, independent distributors, other dairies, club stores and food service customers such as hotels, restaurants, nursing homes, schools, and theme parks. The Company sells to customers nationwide and a small percentage of its products is distributed in foreign countries, primarily in Canada, Mexico and the Pacific Rim. No customer of the Company accounted for more than 10% of the Company's net sales for the year ended December 31, 1995.

SEASONALITY

       Sales of the Company's refrigerated specialty food products exhibit modest seasonality with products such as whipping cream, aerosol toppings, sour cream and International Delight experiencing higher sales in the late fall and winter seasons.

EMPLOYEES

       As of December 31, 1995 the Company employed approximately 792 people of which approximately 486 were represented by unions under collective bargaining agreements. These agreements cover employees at the following locations:
Fullerton, Gustine and Tulare, California, Sulphur Springs, Texas and Madison, Wisconsin. The Company will from time to time be negotiating new agreements with the various unions representing these employees and it expects that it will enter into agreements with such unions which are satisfactory to the Company. Three contracts were negotiated in the last 12 months. Two contracts are being negotiated at the present time. The Company has had no recent work stoppages and considers its relations with its employees to be satisfactory.

GOVERNMENT REGULATION

    PUBLIC HEALTH

       As a manufacturer and distributor of food products, the Company is subject to the Federal Food, Drug, and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration ( the "FDA"). This comprehensive regulatory scheme governs, among other things, the manufacturing, composition and ingredients, labeling, packaging, and safety of food. For example, the FDA regulates manufacturing practices for foods through its current good manufacturing practices regulations, specifies the "recipes," called standards of identity, for certain foods, including many of the kinds of products marketed by the Company (e.g ., sour cream, half & half, and yogurt), and prescribes the format and content of certain information required to appear on the labels of food products.

       Additionally, the FDA is responsible for enforcement of the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products.

       The FDA has recently enacted extensive regulations pursuant to the Nutrition Labeling and Education Act of 1990. The regulations, which took effect in August 1994, require nutritional labeling on all foods that are a meaningful source of nutrition, including certain of the Company's products. Limitations have been placed on the use of certain labeling terms while the use of other terms is required. The Company has revised the labeling of its products to conform to the final regulations.

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

    ENVIRONMENTAL REGULATIONS

       The Company is subject to certain federal, state and local environmental regulations. Certain of the Company's facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels permitted under local regulations. In such circumstances, the Company generally pays wastewater surcharges to municipal water treatment authorities. However, such authorities may require the Company to comply with such regulations and construct pre-treatment facilities or to take other action to reduce effluent discharge.

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

    DAIRY SUPPORT PROGRAM

       The minimum prices paid for grade-A bulk milk in the United States are controlled in most areas by Federal Milk Marketing Orders or state regulatory agencies. In most areas, the prices paid for bulk milk by processors are higher than these minimums due to premiums charged by suppliers and shippers. The Company has long, established relationships with bulk milk suppliers, primarily milk cooperatives in each of its markets and has not experienced any shortages in its supply of fresh bulk milk. The Company's requirements for bulk milk have decreased since the divestiture of Velda in April 1994.

THE PUBLIC EQUITY OFFERING

       On April 24, 1992, the Company issued 5,000,000 shares of new common stock in a public offering at an issue price of $11 per share. Simultaneously 1,215,000 shares were sold to the public by certain selling stockholders. The offering provided net cash proceeds to the Company of approximately $50 million which, combined with approximately $104 million in new senior bank borrowings, was used to purchase approximately $34 million in aggregate principal amount of the Debentures at a cash premium of approximately $4 million, to redeem all the Company's 15% Preferred Stock for approximately $18 million and to refinance approximately $98 million in senior debt.


ITEM 2.  PROPERTIES.

       The Company currently owns and operates processing facilities in the following locations:

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

    ------------------


      The Company's executive offices are located in approximately 10,500 square feet of leased office space located at 5956 Sherry Lane, Suite 1800, Dallas, Texas 75225-6522. The lease for this property expires on April 30, 1999. All six of the Company's processing facilities are held as collateral pursuant the Company's Senior Credit Agreement.

      The Company believes that its facilities are well maintained and adequate to meet its current needs. The Company expects to expand the capacity of its existing facilities in order to service future growth.

ITEM 3.  LEGAL PROCEEDINGS.

FEDERAL INVESTIGATION

      The Company received a target letter dated December 31, 1991, from the United States Department of Justice informing it that Morningstar was a target of a federal grand jury investigation of suspected bid-rigging and market allocation in the dairy industry in the State of Texas. The investigation related to activities conducted in the fluid milk industry in Texas. Oak Farms and Cabell's (collectively the "Texas Dairy Subsidiaries") were formed by the Company in March 1988 in connection with the acquisition of substantially all of the assets of Southland's dairy operations. The Texas Dairy Subsidiaries conducted fluid milk operations in Texas and were sold to Southern Foods Group, Inc.("Southern Foods") in September 1990, which merged them into its subsidiary, Schepps-Foremost, Inc.

      The investigation by the Department of Justice was concluded in 1994. The Company was not made a party to legal action commenced by the Department.

      The Company has agreed to indemnify purchasers of its divested operations with regard to certain potential liabilities arising out of the acquisition of such operations. In connection therewith, the Company has indemnified Southern Foods, the purchaser of the Texas Dairy Subsidiaries, against claims related to compliance with environmental regulations and fair trade practices arising out of the prior operation of Oak Farms and Cabell's through March 2000.

      Southern Foods made claim against the Company in 1994 pursuant to the indemnification provisions noted above to recover certain sums that Southern Foods paid as a result of the Department of Justice investigation. In February 1995, the Company reached an agreement with Southern Foods to pay the sum of $425,000 to settle all claims between the parties relating to the aforesaid investigation. This agreement did not have a material adverse effect on the results of operations or the financial position of the Company.

      From time to time the Company is subject to other litigation in the ordinary course of its business. In connection with the divestitures of certain of the Company's operations, the Company assumed certain obligations of indemnification, none of which is believed to be material to the Company. The Company maintains insurance in respect of certain losses that may result from its current or future operations. The Company believes that the outcome of any existing litigation, after considering the indemnities and insurance related to such litigation, would not have a material impact on its business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 on page 34 under the caption "Quarterly Financial Information" and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 on page 35 under the caption "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 on pages 13 through 16, under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition," and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 on pages 17 through 33, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this item is included in the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on May 22, 1996 under the caption "Directors and Officers".


ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by this item is included in the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on May 22, 1996 under the caption "Executive Management Compensation" and is incorporated herein by reference. The foregoing incorporation by reference specifically excludes the discussion under "Executive Management and Director Compensation - Report of the Compensation Committee" and "The Morningstar Group Inc. Stock Price Performance".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is included in the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on May 22, 1996 under the caption "Voting Securities Outstanding, Security Ownership of Management and Principal Stockholders" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is included in the Registrant's definitive Proxy Statement under the captions "Executive Management and Director Compensation - Compensation Committee Interlocks and Insider Participation" and "Related Party Transactions" and is incorporated herein by reference.

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

                                                                     Page Number
                                                                     -----------
 (1)   Financial Statements

       See Item 8 on page 9

 (2)   Index to Financial Statement Schedule

       Report of independent public accountants on financial
          statement schedules . . . . . . . . . . . . . . . . . . . . . .  20

       Schedule II - Allowance for doubtful accounts  . . . . . . . . . .  21


       All other schedules have been omitted because they are not applicable, not required, or because the required information is shown in the consolidated financial statements or notes thereto.

 (3)   Exhibits required by Item 601 of Regulation S-K.

       Exhibit
       Number                                  Description
       -------                                 -----------
        3(a)      --    Restated Certificate of Incorporation of the Company.
                        (Incorporated by reference to Exhibit 3(a) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

        3(b)      --    Amended and Restated By-laws of the Company.
                        (Incorporated by reference to Exhibit 3(b) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

        4(a)      --    Third Amended and Restated Stockholders' Agreement dated
                        as of March 1, 1991, among the Company and certain
                        stockholders of the Company. (Incorporated by reference
                        to Exhibit 4(d) to the Registrant's Annual Report on
                        Form 10-K of the Registrant for the fiscal year ended
                        December 31, 1990.)*

        Exhibit
        Number                                 Description
        ------                                 -----------

        4(b)      --    Stockholders' Agreement dated as of March 1, 1991, among
                        LTCB, NMB, HMCM, the Company and certain stockholders of
                        the Company. (Incorporated by reference to Exhibit 4(e)
                        to the Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1990.)*

        4(c)      --    Stockholders' Agreement dated February 5, 1992 among the
                        Company and certain stockholders. (Incorporated by
                        reference to Exhibit 4(d) to the Registrant's Annual
                        Report on Form 10-K of the Registrant for the fiscal
                        year ended December 31, 1992.)*

       10(a)      --    Dairy Products Purchase Agreement dated April 1, 1988,
                        between the Company and Southland (without exhibits).
                        (Incorporated by reference to Exhibit 10(a) to the
                        Registrant's Registration Statement on Form S-1, as
                        amended, registration No. 33-21790.)*

       10(b)      --    Stock Purchase Agreement dated as of March 16, 1990,
                        between the Company and Southern Foods Group, Inc.
                        (Incorporated by reference to Exhibit (c)(1) to the
                        Registrant's Current Report on Form 8-K dated September
                        6, 1990.)*

       10(c)      --    First Amendment to Stock Purchase Agreement dated
                        September 6, 1990, among Southern Foods Group, Inc., the
                        Company and Schepps-Foremost, Inc.  (Incorporated by
                        reference to Exhibit (c)(2) to the Registrant's Current
                        Report on Form 8-K dated September 6, 1990.)*

       10(d)      --    Securities Purchase Agreement dated as of February 22,
                        1991, between the Company and HMCM. (Incorporated by
                        reference to Exhibit (c)(2) to the Registrant's Current
                        Report on Form 8-K dated March 1, 1991.)*

       10(e)      --    Stock Purchase Agreement dated as of March 1, 1991,
                        among the Company, NMB U.S. Finance Corporation and The
                        Long-Term Credit Bank of Japan, Ltd.  (Incorporated by
                        reference to Exhibit 10(g) to the Registrant's Annual
                        Report on Form 10-K of the Registrant for the fiscal
                        year ended December 31, 1990.)*

       10(f)      --    Financial Advisory Agreement dated as of March 1, 1991,
                        between the Company and Hicks, Muse & Co. Incorporated.
                        (Incorporated by reference to Exhibit 10(h) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1990.)*

       10(g)      --    Employees' Savings and Profit Sharing Plan dated April
                        1, 1988. (Incorporated by reference to Exhibit 10(g) to
                        the Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1988.)*

       10(h)      --    Employment Agreement dated March 1, 1991, between the
                        Company and James A. Bach. (Incorporated by reference to
                        Exhibit 10(k) to the Registrant's Annual Report on Form
                        10-K of the Registrant for the fiscal year ended
                        December 31, 1990.)*

       10(i)      --    Employment Agreement dated March 1, 1991, between the
                        Company and Clifford L. Marquart. (Incorporated by
                        reference to Exhibit 10(l) to the Registrant's Annual
                        Report on Form 10-K of the Registrant for the fiscal
                        year ended December 31, 1990.)*

       Exhibit
       Number                                  Description
       ------                                  -----------

       10(j)      --    Employment Agreement dated March 1, 1991, between the
                        Company and Tracy L. Noll. (Incorporated by reference to
                        Exhibit 10(m) to the Registrant's Annual Report on Form
                        10-K of the Registrant for the fiscal year ended
                        December 31, 1990.)*

       10(k)      --    Amendment No. 1 to Employment Agreement, entered into as
                        of September 17, 1991, by and among The Morningstar
                        Group Inc. and James A. Bach.**

       10(l)      --    Amendment No. 1 to Employment Agreement, entered into as
                        of September 17, 1991, by and among The Morningstar
                        Group Inc. and Clifford L. Marquart.**

       10(m)      --    Amendment No. 1 to Employment Agreement, entered into as
                        of September 17, 1991, by and among The Morningstar
                        Group Inc. and Tracy L. Noll.**

       10(n)      --    Purchase Agreement dated as of September 13, 1991, among
                        HMCM, certain sellers (as defined), certain buyers (as
                        defined) and the Company.**

       10(o)      --    MorningStar Foods, Inc. 1991 Incentive and Nonstatutory
                        Stock Option Plan.**

       10(p)      --    The Morningstar Group Inc. 1992 Incentive and
                        Nonstatutory Option Plan.**

       10(q)      --    Second Amended and Restated Credit Agreement dated as of
                        May 4, 1992, among the Company, the financial
                        institutions named therein, LTCB, as Agent, and Banque
                        Paribas as Co-Agent.  (Incorporated by reference to
                        Exhibit 10(t) to the Registrant's Annual Report on Form
                        10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*

       10(r)      --    Licensing Agreement to produce Lactaid Brand Lactose
                        Reduced Milk (Confidential treatment has been granted
                        with respect to portions of this exhibit).**

       10(s)      --    Stock Purchase Agreement dated as of January 10, 1992,
                        among Protein Capital Corporation and the Company.***

       10(t)      --    First Amendment to Stock Purchase Agreement, dated as of
                        March 31, 1992 to Stock Purchase Agreement dated as of
                        January 10, 1992, among Protein Capital Corporation and
                        the Company.***

       10(u)      --    Stock Purchase Agreement dated as of March 31, 1992,
                        among Protein Capital Corporation and the Company.***

       10(v)      --    Amendment No. 2 to Employment Agreement, entered into as
                        of April 30, 1992 by and among The Morningstar Group
                        Inc. and James A. Bach.  (Incorporated by reference to
                        Exhibit 10(dd) to the Registrant's Annual Report on Form
                        10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*


       Exhibit
       Number                                  Description
       ------                                  -----------

       10(w)      --    Amendment No. 2 to Employment Agreement, entered into as
                        of April 30, 1992 by and among The Morningstar Group
                        Inc. and Clifford L. Marquart.  (Incorporated by
                        reference to Exhibit 10(ee) to the Registrant's Annual
                        Report on Form 10-K of the Registrant for the fiscal
                        year ended December 31, 1992.)*

       10(x)      --    Amendment No. 2 to Employment Agreement, entered into as
                        of April 30, 1992 by and among The Morningstar Group
                        Inc. and Tracy L. Noll.   (Incorporated by reference to
                        Exhibit 10(ff) to the Registrant's Annual Report on Form
                        10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*

       10(y)      --    Amendment No. 1 to Financial Advisory Agreement entered
                        into as of April 30, 1992 between the Company and Hicks,
                        Muse & Co. Incorporated.  (Incorporated by reference to
                        Exhibit 10(gg) to the Registrant's Annual Report on Form
                        10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*

       10(z)      --    Incentive Stock Option Agreement (Tenure Option) entered
                        into as of March 1, 1991, between MorningStar Foods Inc.
                        and James A. Bach.****

       10(aa)     --    Incentive Stock Option Agreement (EBITDA Option) entered
                        into as of March 1, 1991, between MorningStar Foods Inc.
                        and James A. Bach.****

       10(bb)     --    Incentive Stock Option Agreement (Tenure Option) entered
                        into as of March 1, 1991, between MorningStar Foods Inc.
                        and Clifford L. Marquart.****

       10(cc)     --    Incentive Stock Option Agreement (EBITDA Option) entered
                        into as of March 1, 1991, between MorningStar Foods Inc.
                        and Clifford L. Marquart.****

       10(dd)     --    Incentive Stock Option Agreement (Tenure Option) entered
                        into as of March 1, 1991, between MorningStar Foods Inc.
                        and Tracy L. Noll.****

       10(ee)     --    Incentive Stock Option Agreement (EBITDA Option) entered
                        into as of March 1, 1991, between MorningStar Foods Inc.
                        and Tracy L. Noll.****

       10(ff)     --    Amendment No. 1 to Incentive Stock Option Agreement
                        (EBITDA Option) entered into as of September 12, 1991,
                        by and among The Morningstar Group Inc. and James A.
                        Bach.****

       10(gg)     --    Amendment No. 1 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of September 12, 1991,
                        by and among The Morningstar Group Inc. and James A.
                        Bach.****

       10(hh)     --    Amendment No. 1 to Incentive Stock Option Agreement
                        (EBITDA Option) entered into as of September 12, 1991,
                        by and among The Morningstar Group Inc. and Clifford L.
                        Marquart.****

       Exhibit
       Number                                  Description
       ------                                  -----------

       10(ii)     --    Amendment No. 1 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of September 12, 1991,
                        by and among The Morningstar Group Inc. and Clifford L.
                        Marquart.****

       10(jj)     --    Amendment No. 1 to Incentive Stock Option Agreement
                        (EBITDA Option) entered into as of September 12, 1991,
                        by and among The Morningstar Group Inc. and Tracy L.
                        Noll.****

       10(kk)     --    Amendment No. 1 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of September 12, 1991,
                        by and among The Morningstar Group Inc. and Tracy L.
                        Noll.****

       10(ll)     --    Amendment No. 2 to Incentive Stock Option Agreement
                        (EBITDA Option) entered into as of April 30, 1992 by and
                        among The Morningstar Group Inc. and James A. Bach.
                        (Incorporated by reference to Exhibit 10(tt) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(mm)     --    Amendment No. 2 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of April 30, 1992 by and
                        among The Morningstar Group Inc. and James A. Bach.
                        (Incorporated by reference to Exhibit 10(uu) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(nn)     --    Amendment No. 2 to Incentive Stock Option Agreement
                        (EBITDA Option) entered into as of April 30, 1992 by and
                        among The Morningstar Group Inc. and Clifford L.
                        Marquart. (Incorporated by reference to Exhibit 10(vv)
                        to the Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(oo)     --    Amendment No. 2 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of April 30, 1992 by and
                        among The Morningstar Group Inc. and Clifford L.
                        Marquart. (Incorporated by reference to Exhibit 10(ww)
                        to the Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(pp)     --    Amendment No. 2 to Incentive Stock Option Agreement
                        (EBITDA Option) entered into as of April 30, 1992 by and
                        among The Morningstar Group Inc. and Tracy L. Noll.
                        (Incorporated by reference to Exhibit 10(xx) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(qq)     --    Amendment No. 2 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of April 30, 1992 by and
                        among The Morningstar Group Inc. and Tracy L. Noll.
                        (Incorporated by reference to Exhibit 10(yy) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(rr)     --    Amendment to No. 2 to Lactaid Licensing Agreement and to
                        Distribution Agreement (Confidential treatment has been
                        granted with respect to this exhibit).****

       Exhibit
       Number                                  Description
       ------                                  -----------

       10(ss)     --    Amendment No. 3 to Employment Agreement, entered into as
                        of July 30, 1992 by and among The Morningstar Group Inc.
                        and James A. Bach.  (Incorporated by reference to
                        Exhibit 10(aaa) to the Registrant's Annual Report on
                        Form 10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*

       10(tt)     --    Amendment No. 3 to Employment Agreement, entered into as
                        of July 30, 1992 by and among The Morningstar Group Inc.
                        and Clifford L. Marquart.  (Incorporated by reference to
                        Exhibit 10(bbb) to the Registrant's Annual Report on
                        Form 10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*

       10(uu)     --    Amendment No. 3 to Employment Agreement, entered into as
                        of July 30, 1992 by and among The Morningstar Group Inc.
                        and Tracy L. Noll.  (Incorporated by reference to
                        Exhibit 10(ccc) to the Registrant's Annual Report on
                        Form 10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*

       10(vv)     --    Amendment No. 3 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of October 1, 1992, by
                        and among The Morningstar Group Inc. and James A. Bach.
                        (Incorporated by reference to Exhibit 10(ddd) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(ww)     --    Amendment No. 3 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of October 1, 1992, by
                        and among The Morningstar Group Inc. and Clifford L.
                        Marquart. (Incorporated by reference to Exhibit 10(eee)
                        to the Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(xx)     --    Amendment No. 3 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of October 1, 1992, by
                        and among The Morningstar Group Inc. and Tracy L. Noll.
                        (Incorporated by reference to Exhibit 10(fff) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(yy)     --    Letter agreement dated December 15, 1993 between The
                        Morningstar Group Inc. and Hicks, Muse & Company,
                        Inc.*****

       10(zz)     --    Agreement dated June 1, 1993 between McNeil Consumer
                        Products Company, a division of McNeil - PPC, Inc. and
                        The Morningstar Group Inc. (Confidential treatment has
                        been granted with respect to this exhibit).
                        (Incorporated by reference to Exhibit 10(a) to the
                        Registrant's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 1993.)*

       10(aaa)    --    Letter Agreement dated June 1, 1993 between McNeil
                        Consumer Products Company, a division of McNeil - PPC,
                        Inc. and The Morningstar Group Inc. and Avoset Food
                        Corporation (Confidential treatment has been granted
                        with respect to this exhibit). (Incorporated by
                        reference to Exhibit 10(b) to the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1993.)*

       10(bbb)    --    First Amendment and Waiver to the Second Amended and
                        Restated Credit Agreement dated March 5, 1993 among The
                        Morningstar Group Inc. and The Long-Term Credit Bank of
                        Japan, Limited, New York Branch, Agent and Banque
                        Paribas, Houston Agency as Co-Agent.*****

       Exhibit
       Number                                  Description
       ------                                  -----------

       10(ccc)    --    Second Amendment to the Second Amended and Restated
                        Credit Agreement dated October 28, 1993 among The
                        Morningstar Group Inc. and The Long-Term Credit Bank of
                        Japan, Limited, New York Branch, Agent and Banque
                        Paribas, Houston Agency as Co-Agent.*****

       10(ddd)    --    Waiver to the Second Amended and Restated Credit
                        Agreement dated March 4, 1993 among The Morningstar
                        Group Inc. and The Long-Term Credit Bank of Japan,
                        Limited, New York Branch, Agent and Banque Paribas,
                        Houston Agency as Co-Agent.*****

       10(eee)    --    Agreement and Plan of Merger dated February 17, 1994 by
                        and among Engles Dairy Acquisition, Inc., Velda Farms
                        Inc. and The Morningstar Group Inc.*****

       10(fff)    --    Form of Dairy Products Supply Agreement by and among The
                        Morningstar Group Inc., its named subsidiaries and Velda
                        Farms Inc.*****

       10(ggg)    --    Letter of Resignation dated March 17, 1994 from James A.
                        Bach, accepted and agreed to by The Morningstar Group
                        Inc.*****

       10(hhh)    --    Waiver No. 1 to Employment Agreement entered into as of
                        December 15, 1993 by and among The Morningstar Group
                        Inc. and James A. Bach.*****

       10(iii)    --    Waiver No. 1 to Employment Agreement entered into as of
                        December 15, 1993 by and among The Morningstar Group
                        Inc. and  Tracy L. Noll.*****

       10(jjj)    --    Advisory Agreement entered into as of October 1, 1993 by
                        and among The Morningstar Group Inc. and C. Dean
                        Metropoulos.*****

       10(kkk)    --    Stock Purchase Agreement entered into as of February 5,
                        1993 by and among TSC Holdings, Inc. and The Morningstar
                        Group Inc.*****

       10(lll)    --    The Morningstar Group Inc. Employees Savings and Profit
                        Sharing Plan, revised effective April 1, 1988.*****

       10(mmm)    --    License agreement entered into as of October 1, 1994
                        between The Morningstar Group Inc. and AgriFoods
                        International Cooperative LTD (Confidential treatment
                        has been granted for this exhibit).*****

       10(nnn)    --    Employment Agreement entered into as of April 13, 1995
                        between the Company and C. Dean Metropoulos and certain
                        other key management personnel.#

       13(a)      --    The Morningstar Group Inc. Annual Report to Stockholders
                        for the year ended December 31, 1993 (except for the
                        pages and information thereof expressly incorporated by
                        reference in this Form 10-K, the annual report is
                        provided solely for the information of the Securities
                        and Exchange Commission and is not to be deemed "filed"
                        as part of the Form 10-K).*****

       13(b)      --    The Morningstar Group Inc. Annual Report to Stockholders
                        for the year ended December 31, 1994 (except for the
                        pages and information thereof expressly incorporated by
                        reference in this Form 10-K, the annual report is
                        provided solely for the information of the Securities
                        and Exchange Commission and is not to be deemed "filed"
                        as part ofthe Form 10-K).#

       Exhibit
       Number                   Description
       ------                   -----------

       21         --    Subsidiaries.#

       27         --    Financial Data Schedule.#

(b)  Reports on Form 8-K

       None.

__________________________________


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

#          Filed herewith.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE MORNINGSTAR GROUP INC.


                                       By  /s/  DARRON K. ASH
                                       ----------------------------------------
                                       Darron K. Ash
                                       (Vice President, Chief Financial Officer)


Date:   March 28, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                                      Title                                              Date
              ---------                                      -----                                              ----

    /s/  C. DEAN METROPOULOS              Director and Chief Executive Officer                             March 28, 1996
- -------------------------------------
         C. Dean Metropoulos

       /s/  JACK W. EVANS                 Director                                                         March 28, 1996
- -------------------------------------
            Jack W. Evans

        /s/  JOHN R. MUSE                 Director                                                         March 28, 1996
- -------------------------------------
             John R. Muse

      /s/  CHARLES W. TATE                Director                                                         March 28, 1996
- -------------------------------------
           Charles W. Tate

       /s/  JIM L. TURNER                 Director                                                         March 28, 1996
- -------------------------------------
            Jim L. Turner

      /s/  L. HOLLIS JONES                President and Chief Operating Officer                            March 28, 1996
- -------------------------------------
           L. Hollis Jones


       /s/  DARRON K. ASH                 Vice President, Chief Financial Officer and                      March 28, 1996
- -------------------------------------     Principal Accounting Officer
            Darron K. Ash

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders and
Board of Directors of
The Morningstar Group Inc.:

      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Morningstar Group Inc., and subsidiaries included in the Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 16, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the Index to Financial Statement Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP





Dallas, Texas,
  February 16, 1996

                                                                    SCHEDULE II


                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                             (Dollars in Thousands)


                                                                              Deductions                 Balance at
                                                     Beginning    Charged to     From                      End of
             Period                                  of Period     Expense     Reserves     Acquisitions   Period
             ------                                  ---------    ---------    ----------   ------------  ---------

Year Ended December 31, 1995  . . . . . . . . . .    $   1,495    $     695    $    (595)   $     -          $1,595

Year Ended December 31, 1994  . . . . . . . . . .          974          622         (101)         -           1,495

Year Ended December 31, 1993  . . . . . . . . . .          306          735         (226)        159            974

                                 EXHIBIT INDEX


       Exhibit
       Number                                  Description
       -------                                 -----------
        3(a)      --    Restated Certificate of Incorporation of the Company.
                        (Incorporated by reference to Exhibit 3(a) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

        3(b)      --    Amended and Restated By-laws of the Company.
                        (Incorporated by reference to Exhibit 3(b) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

        4(a)      --    Third Amended and Restated Stockholders' Agreement dated
                        as of March 1, 1991, among the Company and certain
                        stockholders of the Company. (Incorporated by reference
                        to Exhibit 4(d) to the Registrant's Annual Report on
                        Form 10-K of the Registrant for the fiscal year ended
                        December 31, 1990.)*

        4(b)      --    Stockholders' Agreement dated as of March 1, 1991, among
                        LTCB, NMB, HMCM, the Company and certain stockholders of
                        the Company. (Incorporated by reference to Exhibit 4(e)
                        to the Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1990.)*

        4(c)      --    Stockholders' Agreement dated February 5, 1992 among the
                        Company and certain stockholders. (Incorporated by
                        reference to Exhibit 4(d) to the Registrant's Annual
                        Report on Form 10-K of the Registrant for the fiscal
                        year ended December 31, 1992.)*

       10(a)      --    Dairy Products Purchase Agreement dated April 1, 1988,
                        between the Company and Southland (without exhibits).
                        (Incorporated by reference to Exhibit 10(a) to the
                        Registrant's Registration Statement on Form S-1, as
                        amended, registration No. 33-21790.)*

       10(b)      --    Stock Purchase Agreement dated as of March 16, 1990,
                        between the Company and Southern Foods Group, Inc.
                        (Incorporated by reference to Exhibit (c)(1) to the
                        Registrant's Current Report on Form 8-K dated September
                        6, 1990.)*

       10(c)      --    First Amendment to Stock Purchase Agreement dated
                        September 6, 1990, among Southern Foods Group, Inc., the
                        Company and Schepps-Foremost, Inc.  (Incorporated by
                        reference to Exhibit (c)(2) to the Registrant's Current
                        Report on Form 8-K dated September 6, 1990.)*

       10(d)      --    Securities Purchase Agreement dated as of February 22,
                        1991, between the Company and HMCM. (Incorporated by
                        reference to Exhibit (c)(2) to the Registrant's Current
                        Report on Form 8-K dated March 1, 1991.)*

       10(e)      --    Stock Purchase Agreement dated as of March 1, 1991,
                        among the Company, NMB U.S. Finance Corporation and The
                        Long-Term Credit Bank of Japan, Ltd.  (Incorporated by
                        reference to Exhibit 10(g) to the Registrant's Annual
                        Report on Form 10-K of the Registrant for the fiscal
                        year ended December 31, 1990.)*

        Exhibit
        Number                                 Description
        ------                                 -----------

       10(f)      --    Financial Advisory Agreement dated as of March 1, 1991,
                        between the Company and Hicks, Muse & Co. Incorporated.
                        (Incorporated by reference to Exhibit 10(h) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1990.)*

       10(g)      --    Employees' Savings and Profit Sharing Plan dated April
                        1, 1988. (Incorporated by reference to Exhibit 10(g) to
                        the Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1988.)*

       10(h)      --    Employment Agreement dated March 1, 1991, between the
                        Company and James A. Bach. (Incorporated by reference to
                        Exhibit 10(k) to the Registrant's Annual Report on Form
                        10-K of the Registrant for the fiscal year ended
                        December 31, 1990.)*

       10(i)      --    Employment Agreement dated March 1, 1991, between the
                        Company and Clifford L. Marquart. (Incorporated by
                        reference to Exhibit 10(l) to the Registrant's Annual
                        Report on Form 10-K of the Registrant for the fiscal
                        year ended December 31, 1990.)*

       10(j)      --    Employment Agreement dated March 1, 1991, between the
                        Company and Tracy L. Noll. (Incorporated by reference to
                        Exhibit 10(m) to the Registrant's Annual Report on Form
                        10-K of the Registrant for the fiscal year ended
                        December 31, 1990.)*

       10(k)      --    Amendment No. 1 to Employment Agreement, entered into as
                        of September 17, 1991, by and among The Morningstar
                        Group Inc. and James A. Bach.**

       10(l)      --    Amendment No. 1 to Employment Agreement, entered into as
                        of September 17, 1991, by and among The Morningstar
                        Group Inc. and Clifford L. Marquart.**

       10(m)      --    Amendment No. 1 to Employment Agreement, entered into as
                        of September 17, 1991, by and among The Morningstar
                        Group Inc. and Tracy L. Noll.**

       10(n)      --    Purchase Agreement dated as of September 13, 1991, among
                        HMCM, certain sellers (as defined), certain buyers (as
                        defined) and the Company.**

       10(o)      --    MorningStar Foods, Inc. 1991 Incentive and Nonstatutory
                        Stock Option Plan.**

       10(p)      --    The Morningstar Group Inc. 1992 Incentive and
                        Nonstatutory Option Plan.**

       10(q)      --    Second Amended and Restated Credit Agreement dated as of
                        May 4, 1992, among the Company, the financial
                        institutions named therein, LTCB, as Agent, and Banque
                        Paribas as Co-Agent.  (Incorporated by reference to
                        Exhibit 10(t) to the Registrant's Annual Report on Form
                        10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*

       Exhibit
       Number                                  Description
       ------                                  -----------

       10(r)      --    Licensing Agreement to produce Lactaid Brand Lactose
                        Reduced Milk (Confidential treatment has been granted
                        with respect to portions of this exhibit).**

       10(s)      --    Stock Purchase Agreement dated as of January 10, 1992,
                        among Protein Capital Corporation and the Company.***

       10(t)      --    First Amendment to Stock Purchase Agreement, dated as of
                        March 31, 1992 to Stock Purchase Agreement dated as of
                        January 10, 1992, among Protein Capital Corporation and
                        the Company.***

       10(u)      --    Stock Purchase Agreement dated as of March 31, 1992,
                        among Protein Capital Corporation and the Company.***

       10(v)      --    Amendment No. 2 to Employment Agreement, entered into as
                        of April 30, 1992 by and among The Morningstar Group
                        Inc. and James A. Bach.  (Incorporated by reference to
                        Exhibit 10(dd) to the Registrant's Annual Report on Form
                        10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*

       10(w)      --    Amendment No. 2 to Employment Agreement, entered into as
                        of April 30, 1992 by and among The Morningstar Group
                        Inc. and Clifford L. Marquart.  (Incorporated by
                        reference to Exhibit 10(ee) to the Registrant's Annual
                        Report on Form 10-K of the Registrant for the fiscal
                        year ended December 31, 1992.)*

       10(x)      --    Amendment No. 2 to Employment Agreement, entered into as
                        of April 30, 1992 by and among The Morningstar Group
                        Inc. and Tracy L. Noll.   (Incorporated by reference to
                        Exhibit 10(ff) to the Registrant's Annual Report on Form
                        10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*

       10(y)      --    Amendment No. 1 to Financial Advisory Agreement entered
                        into as of April 30, 1992 between the Company and Hicks,
                        Muse & Co. Incorporated.  (Incorporated by reference to
                        Exhibit 10(gg) to the Registrant's Annual Report on Form
                        10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*

       10(z)      --    Incentive Stock Option Agreement (Tenure Option) entered
                        into as of March 1, 1991, between MorningStar Foods Inc.
                        and James A. Bach.****

       10(aa)     --    Incentive Stock Option Agreement (EBITDA Option) entered
                        into as of March 1, 1991, between MorningStar Foods Inc.
                        and James A. Bach.****


       Exhibit
       Number                                  Description
       ------                                  -----------

       10(bb)     --    Incentive Stock Option Agreement (Tenure Option) entered
                        into as of March 1, 1991, between MorningStar Foods Inc.
                        and Clifford L. Marquart.****

       10(cc)     --    Incentive Stock Option Agreement (EBITDA Option) entered
                        into as of March 1, 1991, between MorningStar Foods Inc.
                        and Clifford L. Marquart.****

       10(dd)     --    Incentive Stock Option Agreement (Tenure Option) entered
                        into as of March 1, 1991, between MorningStar Foods Inc.
                        and Tracy L. Noll.****

       10(ee)     --    Incentive Stock Option Agreement (EBITDA Option) entered
                        into as of March 1, 1991, between MorningStar Foods Inc.
                        and Tracy L. Noll.****

       10(ff)     --    Amendment No. 1 to Incentive Stock Option Agreement
                        (EBITDA Option) entered into as of September 12, 1991,
                        by and among The Morningstar Group Inc. and James A.
                        Bach.****

       10(gg)     --    Amendment No. 1 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of September 12, 1991,
                        by and among The Morningstar Group Inc. and James A.
                        Bach.****

       10(hh)     --    Amendment No. 1 to Incentive Stock Option Agreement
                        (EBITDA Option) entered into as of September 12, 1991,
                        by and among The Morningstar Group Inc. and Clifford L.
                        Marquart.****

       10(ii)     --    Amendment No. 1 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of September 12, 1991,
                        by and among The Morningstar Group Inc. and Clifford L.
                        Marquart.****

       10(jj)     --    Amendment No. 1 to Incentive Stock Option Agreement
                        (EBITDA Option) entered into as of September 12, 1991,
                        by and among The Morningstar Group Inc. and Tracy L.
                        Noll.****

       10(kk)     --    Amendment No. 1 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of September 12, 1991,
                        by and among The Morningstar Group Inc. and Tracy L.
                        Noll.****

       10(ll)     --    Amendment No. 2 to Incentive Stock Option Agreement
                        (EBITDA Option) entered into as of April 30, 1992 by and
                        among The Morningstar Group Inc. and James A. Bach.
                        (Incorporated by reference to Exhibit 10(tt) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(mm)     --    Amendment No. 2 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of April 30, 1992 by and
                        among The Morningstar Group Inc. and James A. Bach.
                        (Incorporated by reference to Exhibit 10(uu) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       Exhibit
       Number                                  Description
       ------                                  -----------
       10(nn)     --    Amendment No. 2 to Incentive Stock Option Agreement
                        (EBITDA Option) entered into as of April 30, 1992 by and
                        among The Morningstar Group Inc. and Clifford L.
                        Marquart. (Incorporated by reference to Exhibit 10(vv)
                        to the Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(oo)     --    Amendment No. 2 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of April 30, 1992 by and
                        among The Morningstar Group Inc. and Clifford L.
                        Marquart. (Incorporated by reference to Exhibit 10(ww)
                        to the Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(pp)     --    Amendment No. 2 to Incentive Stock Option Agreement
                        (EBITDA Option) entered into as of April 30, 1992 by and
                        among The Morningstar Group Inc. and Tracy L. Noll.
                        (Incorporated by reference to Exhibit 10(xx) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(qq)     --    Amendment No. 2 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of April 30, 1992 by and
                        among The Morningstar Group Inc. and Tracy L. Noll.
                        (Incorporated by reference to Exhibit 10(yy) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(rr)     --    Amendment to No. 2 to Lactaid Licensing Agreement and to
                        Distribution Agreement (Confidential treatment has been
                        granted with respect to this exhibit).****

       10(ss)     --    Amendment No. 3 to Employment Agreement, entered into as
                        of July 30, 1992 by and among The Morningstar Group Inc.
                        and James A. Bach.  (Incorporated by reference to
                        Exhibit 10(aaa) to the Registrant's Annual Report on
                        Form 10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*

       10(tt)     --    Amendment No. 3 to Employment Agreement, entered into as
                        of July 30, 1992 by and among The Morningstar Group Inc.
                        and Clifford L. Marquart.  (Incorporated by reference to
                        Exhibit 10(bbb) to the Registrant's Annual Report on
                        Form 10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*

       10(uu)     --    Amendment No. 3 to Employment Agreement, entered into as
                        of July 30, 1992 by and among The Morningstar Group Inc.
                        and Tracy L. Noll.  (Incorporated by reference to
                        Exhibit 10(ccc) to the Registrant's Annual Report on
                        Form 10-K of the Registrant for the fiscal year ended
                        December 31, 1992.)*

       10(vv)     --    Amendment No. 3 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of October 1, 1992, by
                        and among The Morningstar Group Inc. and James A. Bach.
                        (Incorporated by reference to Exhibit 10(ddd) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(ww)     --    Amendment No. 3 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of October 1, 1992, by
                        and among The Morningstar Group Inc. and Clifford L.
                        Marquart. (Incorporated by reference to Exhibit 10(eee)
                        to the Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       Exhibit
       Number                                  Description
       ------                                  -----------
       10(xx)     --    Amendment No. 3 to Incentive Stock Option Agreement
                        (Tenure Option) entered into as of October 1, 1992, by
                        and among The Morningstar Group Inc. and Tracy L. Noll.
                        (Incorporated by reference to Exhibit 10(fff) to the
                        Registrant's Annual Report on Form 10-K of the
                        Registrant for the fiscal year ended December 31,
                        1992.)*

       10(yy)     --    Letter agreement dated December 15, 1993 between The
                        Morningstar Group Inc. and Hicks, Muse & Company,
                        Inc.*****

       10(zz)     --    Agreement dated June 1, 1993 between McNeil Consumer
                        Products Company, a division of McNeil - PPC, Inc. and
                        The Morningstar Group Inc. (Confidential treatment has
                        been granted with respect to this exhibit).
                        (Incorporated by reference to Exhibit 10(a) to the
                        Registrant's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 1993.)*

       10(aaa)    --    Letter Agreement dated June 1, 1993 between McNeil
                        Consumer Products Company, a division of McNeil - PPC,
                        Inc. and The Morningstar Group Inc. and Avoset Food
                        Corporation (Confidential treatment has been granted
                        with respect to this exhibit). (Incorporated by
                        reference to Exhibit 10(b) to the Registrant's Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1993.)*

       10(bbb)    --    First Amendment and Waiver to the Second Amended and
                        Restated Credit Agreement dated March 5, 1993 among The
                        Morningstar Group Inc. and The Long-Term Credit Bank of
                        Japan, Limited, New York Branch, Agent and Banque
                        Paribas, Houston Agency as Co-Agent.*****

       10(ccc)    --    Second Amendment to the Second Amended and Restated
                        Credit Agreement dated October 28, 1993 among The
                        Morningstar Group Inc. and The Long-Term Credit Bank of
                        Japan, Limited, New York Branch, Agent and Banque
                        Paribas, Houston Agency as Co-Agent.*****

       10(ddd)    --    Waiver to the Second Amended and Restated Credit
                        Agreement dated March 4, 1993 among The Morningstar
                        Group Inc. and The Long-Term Credit Bank of Japan,
                        Limited, New York Branch, Agent and Banque Paribas,
                        Houston Agency as Co-Agent.*****

       10(eee)    --    Agreement and Plan of Merger dated February 17, 1994 by
                        and among Engles Dairy Acquisition, Inc., Velda Farms
                        Inc. and The Morningstar Group Inc.*****

       10(fff)    --    Form of Dairy Products Supply Agreement by and among The
                        Morningstar Group Inc., its named subsidiaries and Velda
                        Farms Inc.*****

       10(ggg)    --    Letter of Resignation dated March 17, 1994 from James A.
                        Bach, accepted and agreed to by The Morningstar Group
                        Inc.*****

       10(hhh)    --    Waiver No. 1 to Employment Agreement entered into as of
                        December 15, 1993 by and among The Morningstar Group
                        Inc. and James A. Bach.*****

       Exhibit
       Number                                  Description
       ------                                  -----------
       10(iii)    --    Waiver No. 1 to Employment Agreement entered into as of
                        December 15, 1993 by and among The Morningstar Group
                        Inc. and  Tracy L. Noll.*****

       10(jjj)    --    Advisory Agreement entered into as of October 1, 1993 by
                        and among The Morningstar Group Inc. and C. Dean
                        Metropoulos.*****

       10(kkk)    --    Stock Purchase Agreement entered into as of February 5,
                        1993 by and among TSC Holdings, Inc. and The Morningstar
                        Group Inc.*****

       10(lll)    --    The Morningstar Group Inc. Employees Savings and Profit
                        Sharing Plan, revised effective April 1, 1988.*****

       10(mmm)    --    License agreement entered into as of October 1, 1994
                        between The Morningstar Group Inc. and AgriFoods
                        International Cooperative LTD (Confidential treatment
                        has been granted for this exhibit).*****

      *10(nnn)    --    Employment Agreement entered into as of April 13, 1995
                        between the Company and C. Dean Metropoulos and certain
                        other key management personnel.#

       13(a)      --    The Morningstar Group Inc. Annual Report to Stockholders
                        for the year ended December 31, 1993 (except for the
                        pages and information thereof expressly incorporated by
                        reference in this Form 10-K, the annual report is
                        provided solely for the information of the Securities
                        and Exchange Commission and is not to be deemed "filed"
                        as part of the Form 10-K).*****

      * 13(b)     --    The Morningstar Group Inc. Annual Report to Stockholders
                        for the year ended December 31, 1994 (except for the
                        pages and information thereof expressly incorporated by
                        reference in this Form 10-K, the annual report is
                        provided solely for the information of the Securities
                        and Exchange Commission and is not to be deemed "filed"
                        as part ofthe Form 10-K).#

      *21         --    Subsidiaries.#

      *27         --    Financial Data Schedule.#

(b)  Reports on Form 8-K

       None.

__________________________________


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

#          Filed herewith.