Form 10-Q
period 1996-03-31
MORNINGSTAR GROUP INC
filed 1996-05-15
CIK 832768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
[x]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934
      For the quarterly period ended March 31, 1996

                                       or

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934
      For the transition period from               to


                         Commission file number 0-19934


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

      As of April 30, 1996, the number of shares outstanding of each class of common stock was:

                Common Stock,  $.01 par value: 15,234,161 shares

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      December 31,      March 31,
                                                                                         1995              1996
                                                                                     -------------    --------------
                                                                                                        (Unaudited)
                            ASSETS
                            ------

CURRENT ASSETS:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      5,811     $      4,339
  Receivables, net of allowance for doubtful accounts of $1,595 and $1,821  .              28,043           24,891
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11,123           11,367
  Prepaids and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,597            1,431
  Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,089            3,089
  Net assets held for sale  . . . . . . . . . . . . . . . . . . . . . . . . .                 836              831
                                                                                     ------------     ------------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .              50,499           45,948


PROPERTY, PLANT AND EQUIPMENT:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,713            5,843
  Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              18,804           21,422
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .              43,552           45,832
                                                                                     ------------     ------------

          Gross property, plant and equipment . . . . . . . . . . . . . . . .              68,069           73,097
  Less:  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .             (17,748)         (18,654)
                                                                                     ------------     ------------

          Net property, plant and equipment . . . . . . . . . . . . . . . . .              50,321           54,443


INTANGIBLE AND OTHER ASSETS:
  Identifiable intangible assets  . . . . . . . . . . . . . . . . . . . . . .               1,847            1,931
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              58,671           58,591
  Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . .               1,259            1,165
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 112              222
                                                                                     ------------     ------------

          Total intangible and other assets . . . . . . . . . . . . . . . . .              61,889           61,909
                                                                                     ------------     ------------


TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    162,709     $    162,300
                                                                                     ============     ============


 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      December 31,      March 31,
                                                                                         1995             1996
                                                                                     -------------    -------------
                                                                                                       (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     21,488     $     22,324
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15,869           18,065
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .               8,000            7,798
                                                                                     ------------     ------------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . .              45,357           48,187

LONG-TERM DEBT (net of current maturities)  . . . . . . . . . . . . . . . . .              36,000           34,202

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .               4,029            3,917

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 50,000,000 shares authorized;
    15,244,261 shares issued and outstanding in 1995 and 1996 . . . . . . . .                 152              152
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .              71,991           72,131
  Treasury stock, at cost (230,000 shares in 1995 and 767,000 shares
    in 1996)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (1,840)          (6,140)
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,020            9,851
                                                                                     ------------     ------------

          Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .              77,323           75,994
                                                                                     ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .        $    162,709     $    162,300
                                                                                     ============     ============





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, dollars in thousands, except per share amounts)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                         --------------------------
                                                                                            1995           1996
                                                                                         -----------    -----------
NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   71,893     $   81,724
  Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          54,624         62,338
  Selling, distribution, and general and administrative . . . . . . . . . . . . . .          13,185         14,498
                                                                                         ----------     ----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,084          4,888

OTHER (INCOME) AND  EXPENSE:
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,136            697
  Dividend income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (268)           -
  Amortization of deferred financing costs  . . . . . . . . . . . . . . . . . . . .              96             95
  Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (392)          (191)
                                                                                         ----------     ----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,512          4,287
  Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,243          1,456
                                                                                         ----------     ----------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .           2,269          2,831

DISCONTINUED OPERATIONS:
  Income from discontinued operations . . . . . . . . . . . . . . . . . . . . . . .             -              -
  Gain on disposal, net of applicable tax provision of $806 . . . . . . . . . . . .             694            -
                                                                                         ----------     ----------

INCOME FROM DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . .             694            -
                                                                                         ----------     ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    2,963     $    2,831
                                                                                         ==========     ==========

EARNINGS PER COMMON SHARE:
  Earnings from continuing operations . . . . . . . . . . . . . . . . . . . . . . .      $      .15     $      .19
  Earnings from discontinued operations . . . . . . . . . . . . . . . . . . . . . .             .05            -
                                                                                         ----------     ----------
  Earnings per common share . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      .20     $      .19
                                                                                         ==========     ==========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING . . . . . . . . . . . . . . . . . . . . . . . . . .      15,111,000     14,782,000





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         --------------------------
                                                                                            1995           1996
                                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers  . . . . . . . . . . . . . . . . . . . . . . . . . .      $    75,900    $   84,890
  Interest received . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 10            34
  Income Tax Refund . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             156
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . . . . . . .          (66,235)      (73,199)
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,350)         (752)
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,175)         (245)
                                                                                         -----------    ----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .            7,150        10,884

NET CASH USED BY DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . . . . . . . .              -             -
                                                                                         -----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .            7,150        10,884

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiary:
   Working capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              71
   Property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .              -          (3,113)
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -            (578)
                                                                                         -----------    ----------

      Net cash used by acquisition of subsidiary  . . . . . . . . . . . . . . . . .              -          (3,620)

   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,925)       (2,588)
   Proceeds from sale of fixed assets . . . . . . . . . . . . . . . . . . . . . . .                5           -
   Dividends received from Velda Preferred Stock  . . . . . . . . . . . . . . . . .              268           -
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (152)          152
                                                                                         -----------    ----------

     Net cash used by continuing operations . . . . . . . . . . . . . . . . . . . .           (2,804)       (2,436)

  Discontinued operations:
   Sale of Velda Preferred Stock  . . . . . . . . . . . . . . . . . . . . . . . . .            3,000           -
   Capital and other expenditures . . . . . . . . . . . . . . . . . . . . . . . . .              -             -
   Proceeds from sale of fixed assets . . . . . . . . . . . . . . . . . . . . . . .              -             -
                                                                                         -----------    ----------

     Net cash provided by discontinued operations . . . . . . . . . . . . . . . . .            3,000           -

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . .              196        (6,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . . .              -             -
  Net payments under revolving credit facility  . . . . . . . . . . . . . . . . . .              (58)          -
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,000)       (2,000)
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          (4,300)
                                                                                         -----------    ----------

NET CASH USED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . .           (5,058)       (6,300)

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . .            2,288        (1,472)

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,152         5,811
                                                                                         -----------    ----------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     4,440    $    4,339
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

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
                       (Unaudited, dollars in thousands)



                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                         -------------------------
                                                                                            1995           1996
                                                                                         -----------    -----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    2,963     $    2,831


ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FLOW FROM OPERATIONS:
  Discontinued operations net income  . . . . . . . . . . . . . . . . . . . . . . .            (694)           -
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,268          1,444
  Amortization of intangibles . . . . . . . . . . . . . . . . . . . . . . . . . . .             675            675
  Increase in deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,850             21
  Change in assets and liabilities, net of effects from
     acquisition of subsidiary:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,031          3,166
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,590)            13
       Prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,197            166
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (495)           836
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,057)         1,869
       Long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .               2           (137)
                                                                                         ----------     ----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .           7,150         10,884

DISCONTINUED OPERATIONS:
  Discontinued operations net income  . . . . . . . . . . . . . . . . . . . . . . .             694            -
  Gain on disposal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (694)           -
  Increase in working capital . . . . . . . . . . . . . . . . . . . . . . . . . . .             -              -
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .             -              -
                                                                                         ----------     ----------

NET CASH USED BY DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . . . . . . . .             -              -
                                                                                         ----------     ----------

NET CASH PROVIDED BY OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .      $    7,150     $   10,884
                                                                                         ==========     ==========


 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996




(1)   CONSOLIDATED FINANCIAL STATEMENTS

             The consolidated financial statements as of March 31, 1996, and for the three months then ended have been prepared by The Morningstar Group Inc. (the "Company" or "Morningstar") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and changes in cash flows at March 31, 1996, and for the three months then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1995 financial statements contained in its most recent Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation.

             On March 19, 1996, the Company completed the acquisition of substantially all of the assets of Merkt Cheese Company ("Merkt"), located in Bristol, Wisconsin. Merkt recorded approximately $10.3 million in sales for the fiscal year ending June 30, 1995. Merkt's revenues during the first quarter of 1996 were immaterial to the Company's consolidated statements of operations. The Company paid approximately $3.62 million in cash for the assets purchased, and assumed approximately $.3 million in liabilities. The source of funding for this acquisition was provided by the Company's operations.

             On April 13, 1994, Morningstar completed the divestiture of its Florida-based fluid milk operation Velda Farms Inc. ("Velda") to Engles Dairy Acquisition L.P. ("Purchaser") at an approximate selling price of $51 million consisting of $48 million in cash after working capital adjustments and $3 million of 9% Series A Preferred Stock (the "Velda Preferred Stock"). The Company deferred the recognition of the gain on the Velda Preferred Stock pending realization of the gain. The sale of Velda completed the Company's divestiture of its regional dairies. These regional dairy operations, along with the Company's other divested operations, have been treated as discontinued operations, and previously published financial statements have been restated to conform with this presentation.

             On March 31, 1995, the Velda Preferred Stock was redeemed by its issuer at face value plus accrued dividends. The $3.0 million gain on the stock, less applicable taxes and other reserves of $2.3 million, was reflected in discontinued operations in the Consolidated Statements of Operations for the three months ended March 31, 1995. The Company also recognized $268,000 in dividends, related to the Velda Preferred Stock, during the first quarter of 1996 which was recorded in continuing operations.

(2)   INVENTORIES

             Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (in thousands):

                                                                                          At                At
                                                                                      December 31,       March 31,
                                                                                         1995              1996
                                                                                    --------------    ------------
             Raw materials and supplies . . . . . . . . . . . . . . . . . . .       $       5,975     $      5,848
             Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .               5,148            5,519
                                                                                    -------------     ------------

                      Total . . . . . . . . . . . . . . . . . . . . . . . . .       $      11,123     $     11,367
                                                                                    =============     ============

             Finished goods inventories include the costs of materials, labor and plant overhead.

(3)   DEBT

             The Company's outstanding long-term debt and average interest rates in effect on March 31, 1996 were:

                                                                                                            Average
                                                                                      Amount of            Interest
                                                                                         Debt                 Rate
                                                                                    --------------      --------------
                                                                                    (in thousands)
             Senior term loan . . . . . . . . . . . . . . . . . . . . . . .         $      39,000             5.938%
             Revolving credit facility (a)  . . . . . . . . . . . . . . . .                   -                -   %
             Industrial development revenue bonds . . . . . . . . . . . . .                 3,000             3.650%
                                                                                    -------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . .                42,000

             Less:  Current maturities  . . . . . . . . . . . . . . . . . .                 7,798
                                                                                    -------------

             Long-term debt, net of current maturities  . . . . . . . . . .         $      34,202
                                                                                    =============

             _________________


             (a) As of March 31, 1996, there were no outstanding borrowings under the revolving credit facility and letters of credit totaling $8,555,000 were issued. As of March 31, 1996, the Company had $16,445,000 in additional borrowing capacity under the terms of its revolving credit facility.

(4)   EARNINGS PER COMMON SHARE

             The earnings (loss) per common share is computed based on the weighted average number of shares of the Company's common stock and common stock equivalents outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

(5)   STOCK REPURCHASE PROGRAM

             On June 21, 1995, the Company's Board of Directors announced that it had approved a plan pursuant to which the Company may repurchase up to $20 million of its common stock. The purchases will be effected through open market transactions or negotiated transactions from time to time, depending on the market price of the stock and other factors. As of December 31, 1995, 230,000 shares had been repurchased by the Company at a cost of $1.8 million. As of March 31, 1996, the Company had purchased an additional 537,000 shares at a cost of $4.3 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION.


Results of Operations - First Quarter 1996
  Compared with First Quarter 1995

     Net sales are classified into two categories: (i) Branded products, which include sales of the Company's four national branded products -- International Delight(R) gourmet flavored coffee creamers, Second Nature(R) egg product, Lactaid(R) reduced lactose and lactose-free milks and Naturally Yours(R) regular and no-fat sour cream; and (ii) Specialty products, which include all sales of the Company's specialty foods business other than branded specialty products.

     Net sales for the first quarter of 1996 totaled $81.7 million, an increase of $9.8 million from net sales for the same period in 1995. The following table reflects net sales by business category from year to year (dollars in thousands):

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                         --------------------------
           Business Category                                                                1995           1996
           -----------------                                                             -----------    -----------
     Branded products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    27,527    $   33,535
     Specialty products . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           44,366        48,189
                                                                                         -----------    ----------

     Net Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    71,893    $   81,724
                                                                                         ===========    ==========

     Net sales of branded products increased by 21.8 % for the first quarter of 1996 when compared to the same period of 1995. This improvement was accomplished through increased sales of International Delight and Lactaid. Net sales of specialty products increased by 8.6% during the first quarter as compared to 1995 primarily as a result of increased UHT and cultured product sales.

     Gross margin was 23.7% for the first quarter of 1996 compared to 24.0% for the like period of 1995, despite the increased mix of branded products. This slight reduction in gross margin is the result of increased prices for certain raw materials used by the Company, offset in part by increased sales of branded products, which provide higher margins.

     Operating expenses as a percentage of net sales were 17.7% for the first quarter of 1996 compared to 18.3% for the same period of 1995. Distribution expenses as a percent of sales decreased as compared to 1995 despite the increase in branded sales in the first quarter of 1996. This reflects the
Company's continued efforts to optimize its distribution programs.   Selling
expenses increased as a percent of sales as a result of increased marketing and promotional activities (up 1.8% as a percent of net sales) and increased brokerage commissions related to the increase in branded sales. General and administrative expenses as a percent of sales decreased as compared to 1995.

     The Company's operating income during the first quarter of 1996 was $4.9 million, an increase of 19.7% from operating income for the first quarter of 1995 of approximately $4.1 million. The increase in operating income was primarily due to the increased sales of branded products, in conjunction with lower operating costs, offset by a slight reduction in gross margin.

     For the first quarter, interest expense decreased by 38.6% from $1.1 million during 1995 to $.7 million during 1996. The decrease resulted from lower debt levels in conjunction with lower average interest rates on the Company's debt in 1996 as compared with the first quarter of 1995.

     The Company recorded income from continuing operations of $2.8 million in the first quarter of 1996 compared to income from continuing operations of $2.3 million in the same period last year. The improved profitability was primarily the result of higher sales, lower operating costs and lower interest expense offset by slightly lower gross margins.

Liquidity and Capital Resources

     Cash provided by continuing operations was $10.9 million during the first three months of 1996 compared to cash provided by continuing operations of $7.2 million during the first three months of 1995. The sources of cash during the first quarter of 1996 were the $10.9 million provided by continuing operations and the reduced cash balance of $1.4 million. The sources of cash were utilized to pay down debt of $2.0 million, to provide for capital and other expenditures of $2.4 million, to provide for the purchase of Merkt for $3.6 million and to purchase $4.3 million of treasury stock.

     Capital expenditures during the first quarter of 1996 were spent primarily on equipment additions for increased operating efficiencies. As of March 31, 1996, the Company was in compliance with all covenants and financial ratios contained in its Senior Credit Agreement. Based upon the Company's projections for the remainder of 1996, management does not anticipate any violation of the financial covenants contained in the Senior Credit Agreement.

     At March 31, 1996, the Company had approximately $16.4 million in unused borrowing capacity under its revolving credit facility. The Company expects that operating cash flows, together with borrowings under its revolving credit facility, will be sufficient to fund the Company's requirements for working capital, treasury stock purchases and capital expenditures for the foreseeable future.

Financing

     As of March 31, 1996, the Company's senior credit agreement consisted of a $97.0 million term loan and a $25.0 million revolving credit facility. As of March 31, 1996, there were no outstanding borrowings under the revolving credit facility and approximately $8,555,000 million in letters of credit were outstanding. As of March 31, 1996, the unpaid principal balance of the term loan was $39.0 million.

     On April 13, 1994, the Company completed the divestiture of Velda, its Florida-based fluid milk operation, to Engles Dairy Acquisition L.P. at an approximate selling price of $51 million consisting of $48 million in cash after working capital adjustments and $3 million of 9% Series A Preferred Stock. Following the application of the cash proceeds on April 13, 1994, the Company had no revolver balance outstanding and had a remaining term loan balance of approximately $64.2 million. The Company made additional term loan principal payments during the years ended December 31, 1994, and 1995, of approximately $11.8 million and $14.0 million respectively. The remaining amortization schedule for the term loan as of March 31, 1996, is as follows:

                                                                       Approximate
                        Quarterly payment date(s)                  Quarterly payment
                    -------------------------------------          -----------------
                    June 20, 1996 - December 20, 1996                  $   2,000,000
                    March 20, 1997                                         1,798,000
                    June 20, 1997 - September 20, 1998                     4,519,000
                    December 20, 1998                                      4,088,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          27    Financial Data Schedule
          99(A) Calculation of weighted average shares outstanding .

     (b)  Reports on Form 8-K.

           (1)      March  19, 1996.

                    Item 2.  Acquisition or Disposition of Assets.
                         (a) Acquisition of Merkt Cheese Company.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MORNINGSTAR GROUP INC.


                                                /s/ DARRON K. ASH
                                          --------------------------------------
                                                    Darron K. Ash
                                                 (Authorized Officer)


Date:  May 15, 1996

                              INDEX TO EXHIBITS


Exhibit
Number                    Description
- -------                   -----------
 27              Financial Data Schedule
 99(A)           Calculation of weighted average shares outstanding.