Form 10-Q
period 1996-06-30
MORNINGSTAR GROUP INC
filed 1996-08-13
CIK 832768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(MARK ONE)
[x]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended June 30, 1996

                                       or

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
                                                 -----       -----

      As of June 30, 1996, the number of shares outstanding of each class of common stock was:

                Common Stock,  $.01 par value: 15,261,061 shares

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        -------------------------------
                             (Dollars in thousands)

                                                                                     December 31,        June 30,
                                                                                          1995            1996
                                                                                     -------------    -------------
                                                                                                       (Unaudited)
                            ASSETS
                            ------
CURRENT ASSETS:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      5,811     $      3,602
  Receivables, net of allowance for doubtful accounts of $1,595 and $1,973  .              28,043           27,199
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11,123           12,936
  Prepaids and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,597            1,667
  Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,089            3,089
  Net assets held for sale  . . . . . . . . . . . . . . . . . . . . . . . . .                 836            1,080
                                                                                     -------------    -------------

          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .              50,499           49,573
                                                                                     -------------    -------------


PROPERTY, PLANT AND EQUIPMENT:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,713            5,843
  Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              18,804           21,488
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .              43,552           47,368
                                                                                     -------------    -------------

          Gross property, plant and equipment . . . . . . . . . . . . . . . .              68,069           74,699
  Less:  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .             (17,748)         (19,650)
                                                                                     -------------    -------------

          Net property, plant and equipment . . . . . . . . . . . . . . . . .              50,321           55,049
                                                                                     -------------    -------------



INTANGIBLE AND OTHER ASSETS:
  Identifiable intangible assets  . . . . . . . . . . . . . . . . . . . . . .               1,847            3,514
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              58,671           60,654
  Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . .               1,259            1,075
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 112              177
                                                                                     -------------    -------------

          Total intangible and other assets . . . . . . . . . . . . . . . . .              61,889           65,420
                                                                                     -------------    -------------


          TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    162,709     $    170,042
                                                                                     =============    =============



   The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        -------------------------------
                             (Dollars in thousands)

                                                                                      December 31,      June 30,
                                                                                         1995             1996
                                                                                     -------------    -------------
                                                                                                       (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     21,488     $     23,872
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15,869           20,226
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .               8,000           10,317
                                                                                     -------------    -------------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . .              45,357           54,415

LONG-TERM DEBT (net of current maturities)  . . . . . . . . . . . . . . . . .              36,000           30,463

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .               4,029            5,416

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized;
  15,244,261 shares in 1995 and 15,261,061 shares in 1996 issued and
    outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 152              153
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .              71,991           72,108
  Treasury stock, at cost (230,000 shares in 1995 and 767,000 shares in 1996)              (1,840)          (6,140)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,020           13,627
                                                                                     -------------    -------------

          Total stockholders' equity and retained earnings  . . . . . . . . .              77,323           79,748
                                                                                     -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .        $    162,709     $    170,042
                                                                                     =============    =============





   The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   -----------------------------------------
          (Unaudited, dollars in thousands, except per share amounts)

                                                               Three Months Ended            Six Months Ended
                                                                    June 30,                      June 30,
                                                          ---------------------------    --------------------------
                                                             1995            1996           1995            1996
                                                          -----------    ------------    -----------    -----------
NET SALES . . . . . . . . . . . . . . . . . . . . . .     $   74,882     $    85,693     $  146,775     $  167,417
  Cost of goods sold  . . . . . . . . . . . . . . . .         57,164          65,698        111,788        128,036
  Selling, distribution, and general and
    administrative  . . . . . . . . . . . . . . . . .         12,051          14,239         25,237         28,737
                                                          -----------    ------------    -----------    -----------

OPERATING INCOME  . . . . . . . . . . . . . . . . . .          5,667           5,756          9,750         10,644

OTHER (INCOME) AND EXPENSE:
  Interest expense  . . . . . . . . . . . . . . . . .          1,038             645          2,174          1,342
  Dividend Income . . . . . . . . . . . . . . . . . .              -               -           (268)             -
  Amortization of deferred financing costs  . . . . .             95              95            191            190
  Other income, net . . . . . . . . . . . . . . . . .              3            (191)          (390)          (382)
                                                          -----------    ------------    -----------    -----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . .          4,531           5,207          8,043          9,494
  Provision for income taxes  . . . . . . . . . . . .          1,685           1,744          2,928          3,200
                                                          -----------    ------------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . .          2,846           3,463          5,115          6,294

DISCONTINUED OPERATIONS:
  Gain (loss) on disposal (a) . . . . . . . . . . . .           (510)              -            184              -
                                                          -----------    ------------    -----------    -----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS  . . . . .           (510)              -            184              -
                                                          -----------    ------------    -----------    -----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . .     $    2,336     $     3,463     $    5,299     $    6,294
                                                          ===========    ============    ===========    ===========

EARNINGS PER COMMON SHARE:
  Earnings from continuing operations . . . . . . . .     $     0.19     $      0.23     $     0.34     $     0.42
  Earnings from discontinued operations . . . . . . .          (0.03)              -           0.01              -
                                                          -----------    ------------    -----------    -----------
  Earnings per common share . . . . . . . . . . . . .     $     0.16     $      0.23     $     0.35     $     0.42
                                                          ===========    ============    ===========    ===========



WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING  . . . . . . . .     15,118,978      14,724,021     15,114,951     14,778,316



(a)  Net of applicable tax provision (benefit) of . .     $     (591)    $         -     $      216     $        -





   The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -----------------------------------------
                       (Unaudited, dollars in thousands)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                         ---------------------------
                                                                                             1995           1996
                                                                                         ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   151,020    $  169,021
  Interest received . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           127
  Income tax refund . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -           156
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . . . . . . .         (135,892)     (148,572)
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,672)       (1,617)
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,788)       (2,807)
                                                                                         ------------   -----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .           10,668        16,308

NET CASH USED BY DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . . . . . . . .                -             -
                                                                                         ------------   -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .           10,668        16,308

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiary:
  Working capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -          (125)
  Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .                -        (3,613)
  Other assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -        (3,315)
                                                                                         ------------   -----------

     Net cash used by acquisition of subsidiary . . . . . . . . . . . . . . . . . .                -        (7,053)

  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,930)       (4,455)
  Dividends received from preferred stock . . . . . . . . . . . . . . . . . . . . .              268             -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               37         1,173
                                                                                         ------------   -----------

     Net cash used by continuing operations . . . . . . . . . . . . . . . . . . . .           (4,625)       (3,282)

   Discontinued Operations:
  Sale of Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,000             -
                                                                                         ------------   -----------

     Net cash provided by discontinued operations . . . . . . . . . . . . . . . . .            3,000             -

NET CASH USED BY INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . .           (1,625)      (10,335)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing common stock  . . . . . . . . . . . . . . . . . . . . . . .              194           118
  Net payments under revolving credit facility  . . . . . . . . . . . . . . . . . .           (1,892)            -
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (7,000)       (4,000)
  Repurchase of treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . .                -        (4,300)
                                                                                         ------------   -----------

NET CASH  USED BY FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . . . . . . .           (8,698)       (8,182)
                                                                                         ------------   -----------


NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . .              345        (2,209)

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,152         5,811
                                                                                         ------------   -----------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     2,497    $    3,602
                                                                                         ============   ===========

NONCASH INVESTMENT AND FINANCING ACTIVITIES:
  Acquisition of businesses
  Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . . . . .      $         -    $    9,800
  Cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -         7,000
                                                                                         ------------   -----------
     Liabilities assumed  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $         -    $    2,800
                                                                                         ============   ===========


   The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
 -----------------------------------------------------------------------------
                       (Unaudited, dollars in thousands)



                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                         ---------------------------
                                                                                             1995           1996
                                                                                         ------------   -----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    5,299     $    6,294

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FLOW FROM OPERATING ACTIVITIES:

   Discontinued operations net income   . . . . . . . . . . . . . . . . . . . . . .            (184)             -
   Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,570          2,938
   Amortization of intangibles  . . . . . . . . . . . . . . . . . . . . . . . . . .           1,350          1,350
   Increase in deferred taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .           2,393             21
   Change in assets and liabilities, net of effects
       from acquisition/disposition of subsidiaries:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,665          1,604
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             670         (1,094)
       Prepaids & deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,950            (70)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,597)         2,384
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,227)         3,018
       Long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (221)          (138)
                                                                                         -----------    -----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .          10,668         16,308

DISCONTINUED OPERATIONS:
   Discontinued operations net income   . . . . . . . . . . . . . . . . . . . . . .             184              -
   Gain on divestiture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (184)             -
                                                                                         -----------    -----------

NET CASH USED BY DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . . . . . . . .               -              -
                                                                                         -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .      $   10,668     $   16,308
                                                                                         ===========    ===========





   The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------
                                 June 30, 1996




(1)   CONSOLIDATED FINANCIAL STATEMENTS

             The consolidated financial statements as of June 30, 1996, and for the six months then ended have been prepared by The Morningstar Group Inc. (the "Company" or "Morningstar") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and changes in cash flows at June 30, 1996 and for the six months then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1995 financial statements contained in its most recent Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation.

             On May 28, 1996, the Company completed the purchase of substantially all of the assets of the La Corona Foods, Inc. ("La Corona"), located in Glendale, Arizona. La Corona's sales for the fiscal year ended September 30, 1995 were approximately $6.9 million. The Company paid approximately $3.4 million in cash for the assets purchased, and assumed approximately $2.5 million in related liabilities. The source of funding for this acquisition was provided by the Company's operations.

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

             On March 31, 1995, the Velda Preferred Stock was redeemed by its issuer at face value plus accrued dividends. The $3.0 million gain on the stock, less applicable taxes and other reserves of $2.3 million, was reflected in discontinued operations in the Consolidated Statements of Operations during the first quarter of 1995. The Company also recognized $268,000 in dividends, related to the Velda Preferred Stock, during the first quarter of 1995 which was recorded in continuing operations.

(2)   INVENTORIES

             Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (in thousands):

                                                                                           At               At
                                                                                      December 31,       June 30,
                                                                                         1995              1996
                                                                                    --------------    -------------
             Raw materials and supplies . . . . . . . . . . . . . . . . . . .       $       5,975     $      7,226
             Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .               5,148            5,710
                                                                                    --------------    -------------

                      Total . . . . . . . . . . . . . . . . . . . . . . . . .       $      11,123     $     12,936
                                                                                    ==============    =============

             Finished goods inventories include the costs of materials, labor and plant overhead.


(3)   DEBT

      The Company's outstanding long-term debt and average interest rates in effect on June 30, 1996 were:

                                                                                                       Average
                                                                                     Amount of        Interest
                                                                                        Debt            Rate
                                                                                   -------------      --------
                                                                                   (in thousands)
             Senior term loan   . . . . . . . . . . . . . . . . . . . . . .        $     37,000         6.000%
             Revolving credit facility (a)  . . . . . . . . . . . . . . . .                 780         8.250%
             Industrial development revenue bonds . . . . . . . . . . . . .               3,000         3.550%
                                                                                   -------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . .              40,780

             Less:  Current maturities  . . . . . . . . . . . . . . . . . .              10,317
                                                                                   -------------

             Long term debt, net of current maturities  . . . . . . . . . .        $     30,463
                                                                                   =============

             (a) At June 30, 1996, $780,000 was borrowed under the revolving credit facility and letters of credit totaling $8,400,000 were issued. At June 30, 1996, the Company had $15,800,000 in additional borrowing capacity under the terms of its revolving credit facility.


(4)   EARNINGS PER COMMON SHARE

             The earnings (loss) per common share is computed based on the weighted average number of shares of the Company's common stock and common stock equivalents outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.


(5)   STOCK REPURCHASE PROGRAM

             On June 21, 1995, the Company's Board of Directors announced that it had approved a plan pursuant to which the Company may repurchase up to $20 million of its common stock. The purchases will be effected through open market transactions or negotiated transactions from time to time, depending on the market price of the stock and other factors. As of December 30, 1995, 230,000 shares had been repurchased by the Company at a cost of $1.8 million. As of June 30, 1996, the Company had purchased an additional 537,000 shares at a cost of $4.3 million.

(6)   SUBSEQUENT EVENT

             On July 31, 1996, the Company completed the acquisition of substantially all of the assets of Cream Products Company ("Cream Products") located in Chicago, Illinois. Cream Products is a manufacturer and distributor of quality dairy and non-dairy products primarily supplying food makers and food service customers throughout the United States, since 1938. Cream Products currently offers a complete line of whipping creams, non-dairy icings and frostings, non-dairy frozen whipped topping concentrates, non-dairy dessert toppings, real whipped cream aerosols, and non-dairy aerosols, among others. Cream Products' sales for the year ended December 31, 1995 were approximately $24.6 million. The source of financing for this acquisition was provided by the Company's operations along with its revolving credit facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations - Second Quarter and Year-to-Date 1996
  Compared with Second Quarter and Year-to-Date 1995

  Net sales are classified into two categories: (i) Branded products, which include historical sales of the Company's four national branded products - International Delight(R) gourmet flavored coffee creamers, Second Nature(R) egg product, Lactaid(R) reduced lactose and lactose-free milks and Naturally Yours(R) fat free and regular sour cream; and (ii) Specialty products, which includes all sales of the Company's specialty foods business other than branded specialty products.

  Net sales for the second quarter of 1996 totaled $85.7 million, an increase of $10.8 million from net sales for the same period in 1995. For the six months ended June 30, 1996, net sales were $167.4 million, an increase of $20.6 million from the same period in 1995. The following table reflects net sales by business category from year to year:

                                                          Three Months Ended June 30,    Six Months Ended June 30,
                                                          ---------------------------    --------------------------
           Business Category                                1995            1996           1995           1996
           -----------------                              -----------    ------------    -----------    -----------
     Branded products . . . . . . . . . . . . . . . .     $    27,949    $     32,937    $    55,476    $    66,472
     Specialty products . . . . . . . . . . . . . . .          46,933          52,756         91,299        100,945
                                                          -----------    ------------    -----------    -----------

     Net sales  . . . . . . . . . . . . . . . . . . .     $    74,882    $     85,693    $   146,775    $   167,417
                                                          ===========    ============    ===========    ===========


     Net sales of branded products increased by 17.8% and 19.8% for the second quarter and first six months of 1996, respectively, when compared to similar periods in 1995. This improvement was accomplished through increased sales of International Delight(R) and Lactaid(R). Net sales of specialty products increased by 12.4% during the second quarter due mainly to increases in the Company's UHT products, offset by a reduction in juice and other sales. Net sales of specialty products increased 10.6% during the six month period ended June 30, 1996 due to similar increases experienced in the second quarter.

     Gross margin was 23.3% for the second quarter and 23.5% the first six months of 1996, respectively, compared to 23.7% and 23.8% for like periods of 1995. These slight reductions in gross margins are the result of increased prices for certain raw materials used by the Company, offset in part by a favorable shift in the product mix toward branded products, which provide higher margins.

     Operating expense ratios were 16.6% and 17.2% for the second quarter and first six months of 1996, respectively, compared to 16.1% and 17.2% for like periods of 1995. Distribution expenses, as a percent of net sales, decreased (by 1.4%) as compared to the first six months of 1995 despite the increase in sales of branded products. This reflects the Company's continued efforts to optimize its distribution programs. Selling and marketing expenses, as a percent of net sales, increased by 2.0% during the first six months of 1996 as compared to the same period in 1995. This increase resulted primarily from increased marketing and promotional activities and increased brokerage commissions related to the increase in branded sales. General and administrative expenses, as a percent of net sales, decreased by 0.7% during the first six months of 1996 as compared to the same period in 1995.

     The Company's operating income during the second quarter of 1996 was $5.8 million, an increase of 1.6% from operating income for the second quarter of 1995 of approximately $5.7 million. For the first six months of 1996, operating income was $10.6 million, an increase of 9.2% from 1995 operating income of $9.8 million. The increase in operating income from like periods in 1995 was the result of increased sales of branded products which contribute higher operating margins offset in part by increased raw material costs.

     For the second quarter, interest expense declined by 37.9% from $1.1 million in 1995 to $.6 million in 1996. For the first six months, interest expense declined 38.3%. The decrease in 1996 resulted from lower debt levels in conjunction with lower average interest rates on the Company's debt.

     The Company recorded net income from continuing operations of $3.5 million and $6.3 million in the second quarter and first six months of 1996, respectively, compared to $2.8 million and $5.1 million for the comparable periods of 1995. The improved profitability was primarily the result of higher branded product sales and reduced interest costs, offset in part by slightly lower gross margins.

Liquidity and Capital Resources

     Cash provided by continuing operations was $16.3 million during the first six months of 1996 compared to cash provided by continuing operations of $10.7 million during the first six months of 1995. The sources of cash during the first six months of 1996 were the $16.3 million provided by continuing operations, $.1 million from the exercise of stock options, and the reduced cash balance of $2.2 million. These sources of cash were utilized to pay down debt of $4.0 million, to provide for capital and other expenditures of $3.3 million, to provide for the purchase of Merkt for $3.6 million, to provide for the purchase of La Corona for 3.4 million, and to purchase $4.3 million of treasury stock.

     Capital expenditures during the first six months of 1996 were spent primarily on equipment additions for increased operating efficiencies. As of the end of the second quarter of 1996, the Company was in compliance with all covenants and financial ratios contained in its Senior Credit Agreement. Based upon the Company's projections for the remainder of 1996, management does not anticipate any violation of the financial covenants contained in its Senior Credit Agreement.

     At June 30, 1996 the Company had approximately $15.8 million in unused borrowing capacity under its revolving credit facility. The Company expects that operating cash flows, together with borrowings under its revolving credit facility, will be sufficient to fund the Company's requirements for working capital, debt service requirements, potential stock repurchases, and capital expenditures for the foreseeable future.


Financing

     As of June 30, 1996, the Company's Senior Credit Agreement consisted of a $97.0 million term loan and a $25.0 million revolving credit facility. As of June 30, 1996, $.8 million was borrowed under the revolving credit facility and approximately $8.4 million in letters of credit were outstanding.

     On April 13, 1994, Morningstar completed the divestiture of Velda, its Florida-based fluid milk operation, to Engles Dairy Acquisition L.P. at an approximate selling price of $51 million consisting of $48 million in cash after working capital adjustments, and $3.0 million of 9% Series A Preferred
Stock.   Following the application of the cash proceeds on April 13, 1994, the
Company had no revolver balance outstanding and had a remaining term loan
balance of approximately $64.2 million.   The Company made additional term loan
principal payments during the year ended December 31, 1994, and 1995, of approximately $11.8 million and $14.0 million respectively. Additionally, the Company paid its scheduled term loan principal payments during March and June of 1996 in the amount of $2.0 million each.

                                                             Approximate
              Quarterly payment date(s)                   Quarterly payment
           ----------------------------------             -----------------
           September 20, 1996 - December 20, 1996             $ 2,000,000
           March 20, 1997                                       1,798,000
           June 20, 1997 - September 20, 1998                   4,518,000
           December 20, 1998                                    4,088,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Pursuant to a Stockholders Meeting held on May 22, 1996, the Company's stockholders took the following actions:

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

                    Incentive and Nonstatutory Stock Option Plan - The stockholders approved Amendment No. 1 to the Morningstar Group Inc. 1994 Incentive and Nonstatutory Stock Option Plan.

                    Director Stock Option Plan - The stockholders approved The Morningstar Group Inc. 1996 Director Stock Option Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits.

           Calculation of weighted average shares outstanding.

      (b)  Reports on Form 8-K.

           None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE MORNINGSTAR GROUP INC.



                                         /s/ DARRON K. ASH
                             ------------------------------------------
                                           Darron K. Ash
                             Vice President and Chief Financial Officer
                                        (Authorized Officer)


Date:  August 12, 1996

                              INDEX TO EXHIBITS

Exhibit
Number                           Description
- -------                          -----------
  27             Financial Data Schedule

  99(a)          Calculation of weighted average shares outstanding.