Form 10-Q
period 1996-09-30
MORNINGSTAR GROUP INC
filed 1996-11-14
CIK 832768

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(MARK ONE)

[x]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended September 30, 1996

                                       or

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


      5956 SHERRY LANE, SUITE 1500
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

      As of September 30, 1996, the number of shares outstanding of each class of common stock was:

               Common Stock,  $.01 par value:  15,261,061 shares

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     December 31,     September 30,
                                                                                         1995             1996
                                                                                     ------------     ------------
                                                                                                      (Unaudited)
                            ASSETS

CURRENT ASSETS:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      5,811     $      3,724
  Receivables, net of allowance for doubtful accounts of $1,595 and $2,978  .              28,043           36,344
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11,123           15,992
  Prepaids and deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,597            2,042
  Deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,089            3,089
  Net assets held for sale  . . . . . . . . . . . . . . . . . . . . . . . . .                 836              804
                                                                                     ------------     ------------
          Total current assets  . . . . . . . . . . . . . . . . . . . . . . .              50,499           61,995

PROPERTY, PLANT AND EQUIPMENT:
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               5,713            5,843
  Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              18,804           21,512
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .              43,552           50,998
                                                                                     ------------     ------------
          Gross property, plant and equipment . . . . . . . . . . . . . . . .              68,069           78,353
  Less:  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .             (17,748)         (20,999)
                                                                                     ------------     ------------
          Net property, plant and equipment . . . . . . . . . . . . . . . . .              50,321           57,354

INTANGIBLE AND OTHER ASSETS:
  Identifiable intangible assets  . . . . . . . . . . . . . . . . . . . . . .               1,847            3,278
  Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              58,671           65,452
  Deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . . . .               1,259              980
  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 112              236
                                                                                     ------------     ------------
          Total intangible and other assets . . . . . . . . . . . . . . . . .              61,889           69,946
                                                                                     ------------     ------------

          TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    162,709     $    189,295
                                                                                     ============     ============



 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                     December 31,     September 30,
                                                                                         1995             1996
                                                                                     ------------     ------------
                                                                                                       (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $     21,488     $     28,462
  Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .              15,869           22,541
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . .               8,000           12,836
                                                                                     ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . .              45,357           63,839

LONG-TERM DEBT (net of current maturities)  . . . . . . . . . . . . . . . . .              36,000           37,164

OTHER LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .               4,029            5,339

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized;
  15,244,261 shares in 1995 and 15,261,061 shares in 1996 issued
    and outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 152              153
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .              71,991           72,599
  Treasury stock at cost (230,000 shares in 1995 and 767,000 shares in 1996)               (1,840)          (6,140)
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7,020           16,341
                                                                                     ------------     ------------
          Total stockholders' equity and retained earnings  . . . . . . . . .              77,323           82,953
                                                                                     ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .        $    162,709     $    189,295
                                                                                     ============     ============





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, dollars in thousands, except per share amounts)

                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------     -------------------------
                                                             1995           1996            1995           1996
                                                          ----------     -----------     ----------     ----------
NET SALES . . . . . . . . . . . . . . . . . . . . . .     $   73,167     $    99,869     $  219,943     $  267,286
  Cost of goods sold  . . . . . . . . . . . . . . . .         56,872          79,281        168,511        207,317
  Selling, distribution, and general and
    administrative  . . . . . . . . . . . . . . . . .         12,125          15,147         37,510         43,884
                                                          ----------     -----------     ----------     ----------
OPERATING INCOME  . . . . . . . . . . . . . . . . . .          4,170           5,441         13,922         16,085

OTHER (INCOME) AND EXPENSE:
  Interest expense  . . . . . . . . . . . . . . . . .            940             691          3,114          2,033
  Dividend Income . . . . . . . . . . . . . . . . . .            -               -             (268)           -
  Amortization of net deferred financing costs  . . .             94              94            286            284
  Other income, net . . . . . . . . . . . . . . . . .           (292)             32           (683)          (350)
                                                          ----------     -----------     ----------     ----------

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . .          3,428           4,624         11,473         14,118
  Provision for income taxes  . . . . . . . . . . . .          1,112           1,597          4,040          4,797
                                                          ----------     -----------     ----------     ----------

INCOME FROM CONTINUING OPERATIONS . . . . . . . . . .          2,316           3,027          7,433          9,321

DISCONTINUED OPERATIONS
  Gain on disposal (a)  . . . . . . . . . . . . . . .            -               -              184            -
                                                          ----------     -----------     ----------     ----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS  . . . . .            -               -              184            -
                                                          ----------     -----------     ----------     ----------

NET INCOME  . . . . . . . . . . . . . . . . . . . . .     $    2,316     $     3,027     $    7,617     $    9,321
                                                          ==========     ===========     ==========     ==========

EARNINGS PER COMMON SHARE:
  Earnings from continuing operations . . . . . . . .     $      .15     $       .20     $      .49     $      .63
  Earnings from discontinued operations . . . . . . .            -               -              .01            -
                                                          ----------     -----------     ----------     ----------
  Earnings per common share . . . . . . . . . . . . .     $      .15     $       .20     $      .50     $      .63
                                                          ==========     ===========     ==========     ==========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING  . . . . . . . . . . . . . . . .     15,390,199      14,828,554     15,284,802     14,802,981



(a)  Net of applicable tax provision of   . . . . . .     $      -       $       -       $      216     $      -





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                         -------------------------
                                                                                             1995          1996
                                                                                         -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   224,440    $  261,007
  Interest received . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             129
  Income tax refund . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             156
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . . . . . . .         (197,067)     (238,645)
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,622)       (2,306)
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,837)       (4,013)
                                                                                         -----------    ----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .           20,914        16,328

NET CASH USED BY DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . . . . . . . .              -             -
                                                                                         -----------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .           20,914        16,328

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiaries:
     Working capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             (58)
     Property, plant and equipment  . . . . . . . . . . . . . . . . . . . . . . . .              -          (8,343)
     Other assets, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          (4,511
                                                                                         -----------    ----------
                                                                                                 -         (12,912)

  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (9,052)       (7,465)
  Proceeds from sale of fixed assets  . . . . . . . . . . . . . . . . . . . . . . .                2           -
  Dividends received from Preferred Stock . . . . . . . . . . . . . . . . . . . . .              268           -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              336           123
                                                                                         -----------    ----------
     Net cash used by continuing operations . . . . . . . . . . . . . . . . . . . .           (8,446)       (7,342)

  Discontinued Operations:
  Sale of Preferred Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,000           -
                                                                                         -----------    ----------
     Net cash provided by discontinued operations . . . . . . . . . . . . . . . . .            3,000           -

NET CASH USED BY INVESTING ACTIVITIES   . . . . . . . . . . . . . . . . . . . . . .           (5,446)      (20,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuing common stock  . . . . . . . . . . . . . . . . . . . . . . .              813           139
  Net payments under revolving credit facility  . . . . . . . . . . . . . . . . . .           (1,892)       12,000
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (12,000)       (6,000)
  Repurchase of treasury stock, at cost   . . . . . . . . . . . . . . . . . . . . .              -          (4,300)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  . . . . . . . . . . . . . . . . .          (13,079)        1,839
                                                                                         -----------    ----------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . .            2,389        (2,087)

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,152         5,811
                                                                                         -----------    ----------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     4,541    $    3,724
                                                                                         ===========    ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of businesses:
  Fair value of assets acquired . . . . . . . . . . . . . . . . . . . . . . . . . .      $       -      $   17,000
  Cash paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -          12,900
                                                                                         -----------    ----------
     Liabilities assumed  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       -      $    5,100
                                                                                         ===========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
                       (Unaudited, dollars in thousands)



                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                         -------------------------
                                                                                            1995           1996
                                                                                         ----------     ----------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    7,617     $    9,321

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FLOW FROM OPERATIONS:

   Discontinued operations net income   . . . . . . . . . . . . . . . . . . . . . .            (184)             -

   Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,810          4,953
   Amortization of intangibles  . . . . . . . . . . . . . . . . . . . . . . . . . .           2,025          2,146
   Increase in deferred taxes   . . . . . . . . . . . . . . . . . . . . . . . . . .           2,866             21
   Change in assets and liabilities, net of effects
       from disposition of subsidiary:
       Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,497         (6,279)
       Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (916)        (3,265)
       Prepaids & deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,883           (371)
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,796          5,325
       Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,229)         4,692
       Long-term liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (251)          (215)
                                                                                         ----------     ----------

NET CASH PROVIDED BY CONTINUING OPERATIONS  . . . . . . . . . . . . . . . . . . . .          20,914         16,328

DISCONTINUED OPERATIONS:
   Discontinued operations net income   . . . . . . . . . . . . . . . . . . . . . .             184            -
   Gain on divestiture  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (184)           -
                                                                                         ----------     ----------

NET CASH USED BY DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . . . . . . . .             -              -
                                                                                         ----------     ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .      $   20,914     $   16,328
                                                                                         ==========     ==========





 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996


(1)   CONSOLIDATED FINANCIAL STATEMENTS

             The consolidated financial statements as of September 30, 1996, and for the nine months then ended have been prepared by The Morningstar Group Inc. (the "Company" or "Morningstar") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and changes in cash flows at September 30, 1996 and for the nine months then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1995 financial statements contained in its most recent Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation.

             On July 31, 1996, the Company completed the purchase of substantially all of the assets of Cream Products Company ("Cream Products") located in Chicago, Illinois. Cream Products' sales for the year ended December 31, 1995 were approximately $24.6 million. Cream Products is a manufacturer and distributor of dairy and non-dairy products primarily supplying food makers and food service customers throughout the United States, since 1938. The Company paid approximately $5.9 million in cash for the assets acquired, and assumed approximately $2.3 million in related liabilities. The source of funding was provided by the Company's operations in conjunction with its revolving credit facility.

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

(2)   INVENTORIES

             Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (in thousands):

                                                                                   At December 31,  At September 30,
                                                                                        1995              1996
                                                                                   ---------------  ----------------
             Raw materials and supplies . . . . . . . . . . . . . . . . . . .       $       5,975     $      8,590
             Finished goods . . . . . . . . . . . . . . . . . . . . . . . . .               5,148            7,402
                                                                                    -------------     ------------

                      Total . . . . . . . . . . . . . . . . . . . . . . . . .       $      11,123     $     15,992
                                                                                    =============     ============

             Finished goods inventories include the costs of materials, labor and plant overhead.


(3)   DEBT

             The Company's outstanding long-term debt and average interest rates in effect on September 30, 1996 were:

                                                                                                      Average
                                                                                    Amount of         Interest
                                                                                       Debt             Rate
                                                                                  --------------      --------
                                                                                  (in thousands)
             Senior term loan   . . . . . . . . . . . . . . . . . . . . . .        $     35,000       6.094  %
             Revolving credit facility (a)  . . . . . . . . . . . . . . . .              12,000       6.833  %
             Industrial development revenue bonds . . . . . . . . . . . . .               3,000       4.050  %
                                                                                   ------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . .              50,000

             Less:  Current maturities  . . . . . . . . . . . . . . . . . .              12,836
                                                                                   ------------

             Long term debt, net of current maturities  . . . . . . . . . .        $     37,164
                                                                                   ============


             (a) At September 30, 1996, $12,000,000 was borrowed under the revolving credit facility and letters of credit totaling $8,394,000 were issued. At September 30, 1996, the Company had $4,606,000 in additional borrowing capacity under the terms of its revolving credit facility.

(4)   EARNINGS PER COMMON SHARE

             The earnings (loss) per common share is computed based on the weighted average number of shares of the Company's common stock and common stock equivalents outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.


(5)   STOCK REPURCHASE PROGRAM

             On June 21, 1995, the Company's Board of Directors announced that it had approved a plan pursuant to which the Company may repurchase up to $20 million of its common stock. The purchases will be effected through open market transactions or negotiated transactions from time to time, depending on the market price of the stock and other factors. As of December 31, 1995, 230,000 shares had been repurchased by the Company at a cost of $1.8 million. As of September 30, 1996, the Company had purchased an additional 537,000 shares at a cost of $4.3 million.


(6)   SUBSEQUENT EVENT

             On October 20, 1996, the Company entered into a stock purchase agreement to acquire Presto Food Products, Inc. ("Presto"). Presto is a leading manufacturer and marketer of a broad line of creamers, toppings and desserts with a geographic focus on North America and the Pacific Rim. Presto's sales for the year ended December 31, 1995 were approximately $139.5 million. This transaction is expected to close prior to December 31, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations - Third Quarter and Year-to-Date 1996
  Compared with Third Quarter and Year-to-Date 1995

     Net sales are classified into two categories: (i) Branded products, which include historical sales of the Company's four national branded products - International Delight(R) gourmet flavored and non-flavored coffee creamers, Second Nature(R) egg product, Lactaid(R) reduced lactose and lactose-free milks and Naturally Yours(R) fat free and regular sour cream; and (ii) Specialty products, which includes all sales of the Company's specialty foods business other than branded products.

     Net sales for the third quarter of 1996 totaled $99.9 million, an increase of $26.7 million from net sales for the same period in 1995. For the nine months ended September 30, 1996, net sales were $267.3 million, an increase of $47.3 million from the same period in 1995. The following table reflects net sales by business category from year to year:

                                                              Three Months Ended              Nine Months Ended
                                                                 September 30,                  September 30,
                                                          ---------------------------    --------------------------
           Business Category                                  1995           1996           1995           1996
           -----------------                              -----------    ------------    -----------    -----------
     Branded products . . . . . . . . . . . . . . . .     $    27,322    $     37,063    $    82,798    $   103,535

     Specialty products . . . . . . . . . . . . . . .          45,845          62,806        137,145        163,751
                                                          -----------    ------------    -----------    -----------

     Net sales  . . . . . . . . . . . . . . . . . . .     $    73,167    $     99,869    $   219,943    $   267,286
                                                          ===========    ============    ===========    ===========


     Net sales of branded products increased by 35.7% and 25.0% for the third quarter and first nine months of 1996 when compared to similar periods in 1995. This improvement was accomplished through increased sales of International Delight and Lactaid. Net sales of specialty products increased 37.0% during the third quarter of 1996 versus 1995, due to increases in volumes and prices for UHT and cultured products offset in part by a reduction in juice and other sales. Net sales of specialty products increased 19.4% during the nine month period ended September 30, 1996 due to similar increases experienced in the third quarter.

     Gross margin was 20.6% and 22.4% for the third quarter and first nine months of 1996 compared to 22.3% and 23.4% for the same periods in 1995. These reductions in gross margins are the result of increased prices for certain raw materials (primarily milk and cream) used by the Company, offset in part by a favorable shift in the product mix toward branded products, which provide higher margins.

     Operating expense ratios were 15.2% and 16.4% for the third quarter and first nine months of 1996 compared to 16.6% and 17.1% for the same periods in 1995. Distribution expenses, as a percent of net sales, decreased (by 1.3%) during the nine months ended September 30, 1996, versus the same period in 1995, despite the increase in branded sales. This reflects the Company's continuing efforts to optimize its distribution programs. Selling and marketing expenses, as a percent of net sales, increased by 1.5% during the nine months ended September 30, 1996 as compared to the same period in 1995. This increase resulted primarily from increased marketing and promotional activities and increased brokerage commissions related to the increase in branded sales. General and administrative expenses, as a percent of net sales, decreased by 0.7% during the first nine months of 1996 as compared to the same period in 1995.

     The Company's operating income during the third quarter of 1996 was $5.4 million, an increase of 30.5% from operating income for the third quarter of 1995 of approximately $4.2 million. For the first nine months, 1996 operating income was $16.1 million, an increase of 15.5% from 1995 operating income of $13.9 million. The increase in operating income from like periods in 1995 was the result of branded sales which contribute higher operating margins offset in part by increased raw material costs.

     For the third quarter, interest expense declined by 26.5% from $.9 million in 1995 to $.7 million in 1996. For the first nine months, interest expense declined 34.7%. These reductions resulted primarily from lower average debt levels in conjunction with lower average interest rates on the Company's debt.

     The Company recorded net income from continuing operations of $3.0 million and $9.3 million in the third quarter and first nine months of 1996 compared to $2.3 million and $7.4 million for the comparable periods of 1995. The improved profitability was primarily the result of higher branded sales, lower operating costs as a percent of net sales and reduced interest costs, offset in part by lower gross margins.


Liquidity and Capital Resources

     Cash provided by continuing operations was $16.3 million during the first nine months of 1996 compared to cash provided by continuing operations of $20.9 million during the first nine months of 1995. The sources of cash during the first nine months of 1996 were the $16.3 million provided by continuing operations, $.1 million from the exercise of stock options, $2.0 million from reduced cash balances and $12.0 million in borrowings under the revolver.
These sources of cash were utilized to pay down debt of $6.0 million, to provide for capital and other expenditures of $7.2 million, to provide $12.9 million for the purchase of acquisitions, and to provide $4.3 million for the purchase of treasury stock.

     Capital expenditures during the first nine months of 1996 were spent primarily on equipment additions for increased operating efficiencies. As of the end of the third quarter of 1996, the Company was in compliance with all covenants and financial ratios contained in its Senior Credit Agreement. Based upon the Company's projections for the remainder of 1996, management does not anticipate any violation of the financial covenants contained in its Senior Credit Agreement.

     At September 30, 1996 the Company had approximately $4.6 million in unused borrowing capacity under its revolving credit facility. The Company expects that operating cash flows, together with borrowings under its revolving credit facility, will be sufficient to fund the Company's requirements for working capital, debt service, potential stock repurchases, and capital expenditures for the foreseeable future.

Financing

     As of September 30, 1996, the Company's senior credit agreement consisted of a $97.0 million term loan (of which $35.0 million was outstanding) and a $25.0 million revolving credit facility. As of September 30, 1996, $12.0 million borrowed under the revolving credit facility and approximately $8.4 million in letters of credit were outstanding.

     On April 13, 1994, Morningstar completed the divestiture of Velda, its Florida-based fluid milk operation, to Engles Dairy Acquisition L.P. at an approximate selling price of $48 million in cash after working capital
adjustments, and $3.0 million of  9% Series A Preferred Stock.   Following the
application of the cash proceeds on April 13, 1994, the Company had no revolver balance outstanding and had a remaining term loan balance of approximately $64.2 million. The Company made additional term loan principal payments during the year ended December 31, 1994, and 1995, of approximately $11.8 million and $14.0 million, respectively. Additionally, the Company paid its scheduled term loan principal payments of $2.0 million each during March, June and September of 1996. The remaining amortization schedule for the term loan is as follows:

                                                                Approximate
               Quarterly payment date(s)                     Quarterly payment
            ----------------------------------               -----------------
            December 20, 1996                                    $2,000,000
            March 20, 1997                                       $1,798,000
            June 20, 1997 - September 20, 1998                   $4,519,000
            December 20, 1998                                    $4,088,000

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

                                      THE MORNINGSTAR GROUP INC.



                                                  /s/ DARRON K. ASH
                                      ------------------------------------------
                                                    Darron K. Ash
                                      Vice President and Chief Financial Officer
                                                 (Authorized Officer)


Date:  November 14, 1996

                                EXHIBIT INDEX



EXHIBIT                  DESCRIPTION
-------                  -----------
  27            Financial Data Schedule

  99(A)         Calculation of weighted average shares outstanding.