Form 10-K
period 1996-12-31
MORNINGSTAR GROUP INC
filed 1997-03-31
CIK 832768

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996, or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from        to

                         Commission file number 0-19075

                           THE MORNINGSTAR GROUP INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     75-2217488
        (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant based on the closing price of the Common Stock on the NASDAQ Stock Market on February 28, 1997 was approximately $299.0 million which value, solely for the purpose of this calculation, excludes shares held by the Registrant's executive officers and directors. Such exclusion should not be deemed a determination by the Registrant that all such individuals are, in fact, affiliates of the Registrant.

    February 28, 1997, the number of outstanding shares of common stock was:
                Common Stock, $.01 par value: 14,548,443 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part I and Part II of this Form 10-K incorporate information from the Registrant's Annual Report to Stockholders for the year ended December 31, 1996. Part III of this Form 10-K incorporates information from the Registrant's definitive Proxy Statement relating to the Registrant's annual meeting of stock holders to be held on April 24, 1997.

                                     PART I


ITEM 1.  BUSINESS.

THE COMPANY

        The Morningstar Group Inc., a Delaware corporation ("Morningstar" or the "Company"), is a national manufacturer and marketer of refrigerated, non-refrigerated and frozen specialty food products that include: (i) branded products and (ii) other specialty, dairy based and non-dairy based ultrapasteurized ("UHT") and cultured products. These two major product categories comprise the Company's continuing operations ("Continuing Operations").

        The Company was formed in 1988 to acquire several regional dairies, novelty/ice cream operations and specialty food operations. Shortly after these acquisitions, significant increases in bulk milk prices adversely affected the Company's operating performance and ability to service its highly leveraged capital structure. In 1989, Morningstar shifted its emphasis to refrigerated specialty food products by reorganizing its operations, introducing its branded product lines and commencing the divestiture of its regional dairy and novelty/ice cream operations. In March 1991, Hicks, Muse & Co. Incorporated, now Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), together with certain other investors, recapitalized the Company through a transaction that reduced the Company's leverage (the "Financial Restructuring"). Prior to this transaction, the Company is referred to as "Predecessor"; after this transaction, the Company is referred to as "Successor". In April 1992, the Company completed a public offering of 6,215,000 shares of common stock, consisting of 5,000,000 newly issued shares and 1,215,000 shares from existing stockholders. The net proceeds to the Company from this offering of approximately $50.0 million, together with the proceeds from new senior loans, were used to redeem all of the Company's outstanding 15% preferred stock and to purchase $34.0 million in principal amount of its 13% senior subordinated debentures (the "Debentures") at a premium, reducing the Company's interest expense and eliminating the future payment of preferred stock dividends.

        On January 6, 1994, the Company announced a restructuring plan designed to sharpen its focus on the faster-growing segments of its core specialty food products business, while reorganizing its operations to increase efficiency. The plan, which resulted in a $9.0 million charge in the fourth quarter of 1993, included provisions for reductions in workforce, relocation of the manufacturing for certain product lines to gain operating efficiencies and the abandonment of other product lines. Included within the $9.0 million charge was $1.9 million for reserves established for certain supply agreements and promissory notes received as part of the sale of certain of the Company's regional dairies in 1991 and 1992. The $9.0 million charge included non-cash expenses of $4.4 million and cash expenses of $4.6 million. The majority of the cash expenditures were paid during 1994.

        The Company suspended the payment of dividends on its common stock immediately following the $.0375 per share payment in the first quarter of 1994 to holders of record as of December 31, 1993.

ACQUISITIONS

Presto Food Products, Inc. Acquisition

        On December 3, 1996, the Company acquired all of the issued and outstanding shares of capital stock of Presto Food Products, Inc. ("Presto"), a California corporation, from the shareholders of Presto pursuant to a stock purchase agreement dated as of October 20, 1996, by and among the Company, Presto and the Presto shareholders. Presto's sales for the year ended December 31, 1995, were approximately $139.5 million. Presto is a national manufacturer, marketer and distributor of non-diary and dairy products, such as Mocha Mix non-dairy coffee creamers, Jon Donaire desserts and ice cream cakes, aerosols, bakery toppings and icings, and frozen pre-whipped toppings and creamers, serving customers throughout the United States since 1937. The Company paid approximately $133.5 million in cash for the stock acquired and assumed approximately $37.4 million in related liabilities. The allocation of the purchase price was based on preliminary estimates of fair value. The final allocation may be revised if the appraised values are significantly different from the preliminary estimates. Included in the assumed liabilities is approximately $3.2 million related to costs associated with the involuntary termination and/or relocation of certain employees of the acquired company. The terminated employees represent redundant and excess personnel in the operations, marketing, selling, and general and administrative areas. This termination plan will likely be completed by the second quarter of 1997. In conjunction with the consummation of the Presto acquisition, the Company renegotiated its credit agreement. Funds provided by the renegotiated Senior Credit Agreement ("Senior Credit Agreement") were utilized to retire existing senior debt of approximately $44.8 million, to acquire the capital stock of Presto for $123.5 million and to pay approximately $2.1 million in fees and expenses associated with the Presto acquisition. The Company accounted for the acquisition as a purchase and accordingly, Presto's results are included in the 1996 Consolidated Statement of Operations for the period December 3, 1996, through December 31, 1996.

Cream Products Acquisition

        On July 31, 1996, the Company completed the purchase of substantially all of the assets of Cream Products Company ("Cream Products"), located in Chicago, Illinois. Cream Products' sales for the year ended December 31, 1995, were approximately $24.6 million. Cream Products is a manufacturer and distributor of dairy and non-dairy products primarily supplying food makers and food service customers throughout the United States, since 1938. The Company paid approximately $5.9 million in cash for the assets acquired, and assumed approximately $2.3 million in related liabilities. Funds for this acquisition were provided by the Company's operations in conjunction with its revolving credit facility. The Company accounted for the acquisition as a purchase and accordingly, Cream Product's results are included in the 1996 Consolidated Statement of Operations for the period August 1, 1996, through December 31, 1996.

DISCONTINUED OPERATIONS

        The Company has made significant divestitures since its inception and as a result, the size and scope of the Company's operations have changed significantly. During 1990, the Company divested Oak Farms Inc. ("Oak Farms") and Cabell's Dairy Inc. ("Cabell's") regional dairy operations located in Texas, and Adohr Farms Inc. ("Adohr") in California. During 1991, the Company divested a novelty/ice cream operation in Texas and a milk distribution location in Pennsylvania. The Company also closed a novelty operation located in Kansas City, Missouri in October 1991. During 1992, the Company divested Embassy Dairy Inc., a regional dairy in Waldorf, Maryland and East Coast Ice Cream, a novelty/ice cream operation located in Laurel, Maryland. In January 1994, the Company divested its plastic packaging operation located in Dallas, Texas. On April 13, 1994, the Company completed the divestiture of its Florida-based fluid milk operation Velda Farms, Inc. ("Velda"), for approximately $51.0 million, consisting of $48.0 million in cash after working capital adjustments and $3.0 million in 9% Series A Preferred Stock (the "Preferred Stock"). The Company deferred the recognition of the gain on the Preferred Stock pending realization of the gain. The majority of the cash proceeds were used to pay down existing bank debt and to fund federal and state taxes generated by the gain on the sale. The sale of Velda concluded the divestiture of the Company's regional dairies which were considered a major and distinct segment of its business. As such, the operations of the regional dairies and other divested operations have been restated and presented in the consolidated financial statements in the 1996 Annual Report to Stockholders (See Item 8, Footnote No.4) to conform with discontinued operations treatment ("Discontinued Operations").

        On March 31, 1995, the Preferred Stock was redeemed by its issuer at face value plus accrued dividends. The $3.0 million gain on the stock, less applicable taxes and other reserves of $2.3 million, was reflected in Discontinued Operations in the Consolidated Statements of Operations during the first quarter of 1995. The Company also recognized $268,000 in dividends, related to the Preferred Stock, during the first quarter of 1995 which was recorded in Continuing Operations. The Company recorded an additional loss from Discontinued Operations of approximately $0.5 million, net of tax benefits, during the second quarter of 1995, related to Discontinued Operations reserves and other liabilities.

        Net sales of the Discontinued Operations were $38.6 million in 1994. Interest expense of $0.4 million was allocated to Discontinued Operations during 1994. The allocation method was based upon the ratio of net assets of Discontinued Operations to the sum of consolidated net assets plus consolidated debt, less debt specifically allocated to certain of the Company's subsidiaries.

PRODUCTS

       The following table sets forth sales percentage information by product and business category.

                Percent of Net Sales from Continuing Operations


                                                          Year Ended December 31,
                                            ------------------------------------------------------
       Product Category/Business            1992       1993         1994        1995        1996
       -------------------------            ----       ----         ----        ----        ----
Branded specialty food products              29.3%       30.1%       34.9%       38.4%       38.4%
                                             -----       -----       -----       -----       -----

Other specialty products:
      UHT                                    30.1%       25.0%       22.6%       25.0%       28.6%
      Cultured & other                       40.6%       44.9%       42.5%       36.6%       33.0%
                                             -----       -----       -----       -----       -----
         Total other specialty               70.7%       69.9%       65.1%       61.6%       61.6%
                                             -----       -----       -----       -----       -----

Total                                       100.0%      100.0%      100.0%      100.0%      100.0%
                                            ======      ======      ======      ======      ======


    BRANDED SPECIALTY FOOD PRODUCTS

        The Company's branded product business consists of seven product lines:
International Delight(R), Mocha Mix(R), Second Nature(R), Naturally Yours(TM), Jon Donaire(R), Wacky Willie(R), and Lactaid(R). In the development of its branded product lines, the Company has targeted growing market niches and acquired or developed products to meet the specific consumer demands.

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

        Mocha Mix. Mocha Mix is a non-dairy coffee creamer that is marketed in regular, lite and fat free varieties. Mocha Mix is comparable to the rich, creamy taste of half & half but is low in saturated fat and has no cholesterol. This product is available in various package sizes such as individual servings (portion control), 4 oz., quarts and half gallons. This product was acquired in conjunction with the acquisition of Presto.

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

        Jon Donaire. Jon Donaire is a line of frozen cheesecakes, mousse cakes and ice cream cakes that was acquired in conjunction with the purchase of Presto. These desserts are sold to national and regional restaurant operators, quick service restaurants, coffee shops, club stores, in-store bakeries and a variety of other food service operators. Desserts are sold in both full cake and single portion packed sizes, as well as custom variations for large national accounts.

        Wacky Willie. This trademark and the boyish cartoon character spokesman were purchased in October 1996. Currently, the Company is marketing Killer Shake under this umbrella brand. Killer Shake is a low-fat flavored milk with the taste and "mouthfeel" of a real dairy shake. Killer Shake is currently offered in four flavors: Totally Chocolate, Radically Vanilla, Bodacious Bananaberry and Crankin' Cappucino and is sold in convenience stores and club stores.

        Lactaid. Lactaid is a line of lactose-reduced and lactose-free UHT fluid milks produced by the Company under a license arrangement with McNeil Consumer Products Company ("McNeil"), an affiliate of Johnson & Johnson. See "Intellectual Property". Lactose intolerance afflicts millions of individuals and Lactaid products bring such individuals back into the market for dairy products. Lactaid is available in 1/2 pint, quart and half gallon containers. Lactaid has been sold by the Company in the western two-thirds of the United States since September 1991.

    OTHER SPECIALTY PRODUCTS

        The Company manufactures and distributes other dairy based and non-dairy based specialty food products, including (i) UHT products, such as whipping cream, aerosol toppings, half & half and coffee creamers, and (ii) cultured products, such as cottage cheese, sour cream, snack dips and yogurt. These products are sold under customers' brand names, in a wide variety of food service packages as well as under the Company's own regional brand names such as Avoset(R) (creams), Bancroft(R) (cottage cheese and sour cream), Naturally Yours(R) (yogurt), Qwip(R) (aerosol toppings) and Trimline(R) (cottage cheese and other low fat products). The Company sells its UHT and cultured products to food service distributors, regional dairies and retail grocery warehouses. The Company encounters competition from several other regional UHT and cultured product manufacturers.

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

    PRODUCTION AND DISTRIBUTION

        Refrigerated and frozen specialty food products are manufactured at eleven plants located in California (6), Wisconsin (2), Tennessee (1), Texas
(1), and Maryland (1). UHT products are manufactured in six of the plants and cultured products are manufactured in four of the plants.

        The Company distributes products from its eleven plants to more than 3,200 customers in 50 states and to more than 20 foreign countries using common carriers as well as a number of leased refrigerated vehicles. Certain customers pick up products at the Company's manufacturing facilities.

    MARKETING AND CUSTOMERS

        Branded Specialty Products. The Company develops consumer awareness of its branded products through media advertising of such products, primarily through cooperative advertising with the stores in which its branded specialty products are sold and with manufacturers of products that complement the Company's branded specialty products. The Company also utilizes television advertising, radio advertising, coupon redemption, free-standing inserts and in-store demonstrations to develop consumer awareness.

        Branded specialty products are primarily sold to grocery warehouses serving the major supermarket chains and are primarily sold through the Company's network of independent food brokers and nationwide sales force. The typical broker used by the Company generally works exclusively on commission. The broker is responsible for placing the sale of the Company's branded products and for ensuring that the product is appropriately stocked, priced and positioned in supermarkets.

        The Company also ships its branded products internationally, currently serving Canada and several countries in the Pacific Rim, Aruba, Australia, Bermuda, the islands of the Caribbean, Chile, Mexico, Puerto Rico, Saipan, and Saudi Arabia, among others.

        Other Specialty Products. The Company markets its other specialty products directly to dairy companies, supermarket wholesalers, grocery warehouses, food service outlets and food manufacturers. The primary market for the Company's other specialty products is the United States. The Company also markets certain UHT products in the Pacific Rim, primarily in Hong Kong, Taiwan and Singapore.

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

        One of the achievements of this research and development effort was the reformulation of Second Nature(R) to deliver the equivalent nutritional value of whole eggs. More recently Second Nature(R) was reformulated to be a fat-free product. This research effort also developed Naturally Yours(TM), a fat-free sour cream made from real dairy ingredients and a fat-free version of International Delight. In 1996, the Company developed and launched an aseptic, half and half dairy coffee creamer product to be sold under the International Delight(R) brand name. Also in 1996, the Company developed and launched a non-dairy coffee whitener named International Delight(R) Creme Supreme available in pint and quart containers.

    INTELLECTUAL PROPERTY

        GENERAL

        The Company's business involves the use of patents, trademarks and trade secrets and licenses granted both to and by the Company. The Company's most important trademarks include International Delight(R), Second Nature(R), Naturally Yours(TM), Mocha Mix(R), Jon Donaire(R), Wacky Willie(R), Trimline, Avoset, Bancroft, Carnation Smooth 'n Creamy (under license from Nestle) and the Company's star logo. The Company has also permitted third parties to use its trademarks pursuant to licenses granted by the Company, typically in connection with its divestitures. See "Discontinued Operations".

        LICENSE AGREEMENT WITH AGRIFOODS INTERNATIONAL COOPERATIVE LTD.

        The Company has entered into a license agreement with AgriFoods, a Canadian Cooperative association whereby the Company granted to AgriFoods an exclusive license to manufacture, market and distribute International Delight(R) liquid flavored coffee creamer products in Canada and to use the trademark, International Delight(R) on said products. The agreement provides for a royalty to be paid to the Company based on the number of cases of product sold on a monthly basis.

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

DIVESTITURES

        The purchasers of Adohr Farms entered into a Requirements and Distribution Agreement with the Company (herein so called) pursuant to which they agreed to purchase a minimum of 75% of their UHT and cultured products requirements from the Company for a period of seven years ending in 1997.

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

SUPPLIERS AND RAW MATERIALS

        The Company purchases its primary raw material, bulk milk, from farm marketing cooperatives, individual farmers and other dairy companies. The supply and cost of bulk milk are influenced by many factors, including consumer demand, government regulation and seasonality. The Company has not experienced any longstanding supply shortages and expects that bulk milk will continue to be available in sufficient quantities to supply its processing requirements.

        Certain other raw materials, such as cream, vegetable oils, non-dairy powder, sweeteners, flavorings and various packaging supplies, are generally available from a wide variety of sources.

CUSTOMERS

        The Company markets products to a broad range of customers including convenience stores, gas stores, supermarkets, grocery warehouses, independent distributors, other dairies, club stores and food service customers such as hotels, in-store bakeries, restaurants, nursing homes, schools, and theme parks. The Company sells to customers nationwide and a certain percentage of its products are distributed in foreign countries, primarily in Canada, Mexico and the Pacific Rim. No customer of the Company accounted for more than 10% of the Company's net sales for the year ended December 31, 1996.

SEASONALITY

        Sales of the Company's refrigerated and frozen specialty food products exhibit modest seasonality with products such as whipping cream, aerosol toppings, prewhipped toppings, sour cream and International Delight(R), among others, experiencing higher sales in the fourth quarter.

EMPLOYEES

        As of December 31, 1996 the Company employed approximately 1,403 people of which approximately 778 were represented by unions under collective bargaining agreements. These agreements cover employees at the following locations: Fullerton, Gustine, City of Industry, Santa Fe Springs and Tulare, California, Sulphur Springs, Texas and Madison, Wisconsin. The Company will from time to time be negotiating new agreements with the various unions representing these employees and it expects that it will enter into agreements with such unions which are satisfactory to the Company. Two contracts were negotiated in the last 12 months. One contract is being negotiated at the present time. The Company has had no recent work stoppages and considers its relations with its employees to be satisfactory.

GOVERNMENT REGULATION

    PUBLIC HEALTH

        As a manufacturer and distributor of food products, the Company is subject to the Federal Food, Drug, and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration ( the "FDA"). This comprehensive regulatory scheme governs, among other things, the manufacturing, composition and ingredients, labeling, packaging, and safety of food. For example, the FDA regulates manufacturing practices for foods through its current good manufacturing practices regulations, specifies the "recipes," called standards of identity, for certain foods, including many of the kinds of products marketed by the Company (e.g., sour cream, half & half, and yogurt), and prescribes the format and content of certain information required to appear on the labels of food products.

        Additionally, the FDA is responsible for enforcement of the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products.

        The FDA has enacted extensive regulations pursuant to the Nutrition Labeling and Education Act of 1990. The regulations, which took effect in August 1994, require nutritional labeling on all foods that are a meaningful source of nutrition, including certain of the Company's products. Limitations have been placed on the use of certain labeling terms while the use of other terms is required. The Company has revised the labeling of its products to conform to the final regulations.

        In addition to FDA regulation of the Company's products, the Company's advertising is subject to regulation by the Federal Trade Commission pursuant to the Federal Trade Commission Act and regulations issued thereunder.

        The Company and its products are also subject to state regulation through such measures as licensing of the Company's plants, enforcement by state health agencies of state standards for the Company's products, inspection of the Company's facilities, and regulation of the Company's trade practices in connection with the sale of the dairy products.

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

    DAIRY SUPPORT PROGRAM

        The minimum prices paid for grade-A bulk milk and cream in the United States are controlled in most areas by Federal Milk Marketing Orders or state regulatory agencies. In most areas, the prices paid for bulk milk and cream by processors are higher than these minimums due to premiums charged by suppliers and shippers. The Company has long, established relationships with bulk milk and cream suppliers, primarily milk cooperatives in each of its markets and has not experienced any longstanding shortages in its supply of fresh bulk milk and cream. The Company's requirements for bulk milk have decreased since the divestiture of Velda in April 1994.

ITEM 2.  PROPERTIES.

        The Company currently operates processing facilities in the following locations:


                                                                            Approximate
                                                                              Square
     Location                               Products                         Footage
     --------                               --------                         -------
Fullerton, California                Cultured Products, UHT                    84,000
Frederick, Maryland                  Cultured Products, UHT                    69,000
Gustine, California                  UHT, Juices                              114,000
Madison, Wisconsin                   Cultured Products, UHT                    84,000
Bristol, Wisconsin                   Cold Packed Cheese                        82,000
Sulphur Springs, Texas               UHT, Juices                               70,000
Tulare, California                   Cultured Products, UHT                    39,000
Cypress, California (leased)         Ice Cream Cakes/Sheet Cakes                6,000
Santa Fe Springs, California         Cheesecakes, Desserts                    100,000
City of Industry, California         Toppings, Non-dairy creamers, aerosol    108,000
Arlington, Tennessee                 UHT creamers, toppings                   142,000



       The Company's executive offices are located in approximately 17,000 square feet of leased office space located at 5956 Sherry Lane, Suite 1500, Dallas, Texas 75225-6522. The lease for this property expires on February 28, 2002. All of the Company's processing facilities which are owned are held as collateral pursuant the Company's Senior Credit Agreement.

       The Company believes that its facilities are well maintained and adequate to meet its current needs. The Company expects to expand the capacity of its existing facilities in order to service future growth.

ITEM 3.  LEGAL PROCEEDINGS.

       From time to time the Company is subject to litigation in the ordinary course of its business. In connection with the divestitures of certain of the Company's operations, the Company assumed certain obligations of indemnification, none of which is believed to be material to the Company. The Company maintains insurance in respect of certain losses that may result from its current or future operations. The Company believes that the outcome of any existing litigation, after considering the indemnities and insurance related to such litigation, would not have a material impact on its business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of the stockholders during the fourth quarter of 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 on pages 54-56 under the caption "Quarterly Financial Information" and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

       The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 on page 55 under the caption "Selected Financial Data" and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 on pages 30 through 33, under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this item is included in the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 on pages 34 through 55 and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this item is included in the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on April 24, 1997 under the captions "Directors and Officers", "Proposal for the Election of Directors" and "Section 16(a) Reporting" and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by this item is included in the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on April 24, 1997 under the caption "Executive Management and Director Compensation" and is incorporated herein by reference. The foregoing incorporation by reference specifically excludes the discussion under "Executive Management and Director Compensation - Report of the Compensation Committee on Executive Compensation" and "The Morningstar Group Inc. Stock Performance".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is included in the Registrant's definitive Proxy Statement relating to its annual meeting of stockholders to be held on April 24, 1997 under the caption "Voting Securities Outstanding, Security Ownership of Management and Principal Stockholders" and is incorporated herein by reference.


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

                                                                    Page Number
                                                                    -----------
            (1)   Financial Statements

                  See Item 8 on page 9

            (2)   Index to Financial Statement Schedule

                  Report of independent public accountants on
                     financial statement schedules..........................17

                  Schedule II - Allowance for doubtful accounts.............18

                  All other schedules have been omitted because they are not applicable, not required, or because the required information is shown in the consolidated financial statements or notes thereto.

            (3)   Exhibits required by Item 601 of Regulation S-K.


                  Exhibit
                  Number                           Description
                  ------                           -----------

                   3(a)      --     Restated Certificate of Incorporation of
                                    the Company. (Incorporated by reference to
                                    Exhibit 3(a) to the Registrant's Annual
                                    Report on Form 10-K of the Registrant for
                                    the fiscal year ended December 31, 1992.)*

                   3(b)      --     Amended and Restated By-laws of the
                                    Company. (Incorporated by reference to
                                    Exhibit 3(b) to the Registrant's Annual
                                    Report on Form 10-K of the Registrant for
                                    the fiscal year ended December 31, 1992.)*

                   4(a)      --     Stockholders' Agreement dated February
                                    5, 1992 among the Company and certain
                                    stockholders. (Incorporated by reference to
                                    Exhibit 4(d) to the Registrant's Annual
                                    Report on Form 10-K of the Registrant for
                                    the fiscal year ended December 31, 1992.)*

                   10(a)     --     Dairy Products Purchase Agreement dated
                                    April 1, 1988, between the Company and
                                    Southland (without exhibits). (Incorporated
                                    by reference to Exhibit 10(a) to the
                                    Registrant's Registration Statement on Form
                                    S-1, as amended, registration No.
                                    33-21790.)*

                   10(b)     --     Employees' Savings and Profit Sharing
                                    Plan dated April 1, 1988. (Incorporated by
                                    reference to Exhibit 10(g) to the
                                    Registrant's Annual Report on Form 10-K of
                                    the Registrant for the fiscal year ended
                                    December 31, 1988.)*

                   10(c)     --     MorningStar Foods, Inc. 1991 Incentive
                                    and Nonstatutory Stock Option Plan.**

                   10(d)     --     The Morningstar Group Inc. 1992
                                    Incentive and Nonstatutory Option Plan.**

                   10(e)     --     Licensing Agreement to produce Lactaid
                                    Brand Lactose Reduced Milk (Confidential
                                    treatment has been granted with respect to
                                    portions of this exhibit).**




                  Exhibit
                  Number                          Description
                  ------                          -----------



                   10(f)       --   Amendment No. 2 to Lactaid Licensing
                                    Agreement and to Distribution Agreement
                                    (Confidential treatment has been granted
                                    with respect to portions of this
                                    exhibit).***

                   10(g)       --   Agreement dated June 1, 1993 between
                                    McNeil Consumer Products Company, a
                                    division of McNeil - PPC, Inc. and The
                                    Morningstar Group Inc. (Confidential
                                    treatment has been granted with respect to
                                    portions of this exhibit). (Incorporated by
                                    reference to Exhibit 10(a) to the
                                    Registrant's Quarterly Report on Form 10-Q
                                    for the quarter ended September 30, 1993.)*

                   10(h)       --   Letter Agreement dated June 1, 1993
                                    between McNeil Consumer Products Company, a
                                    division of McNeil - PPC, Inc. and The
                                    Morningstar Group Inc. and Avoset Food
                                    Corporation. (Confidential treatment has
                                    been granted with respect to portions of
                                    this exhibit). (Incorporated by reference
                                    to Exhibit 10(b) to the Registrant's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 1993.)*

                   10(i)       --   Agreement and Plan of Merger dated
                                    February 17, 1994 by and among Engles Dairy
                                    Acquisition, Inc., Velda Farms Inc. and The
                                    Morningstar Group Inc.****

                   10(j)      --    Form of Dairy Products Supply Agreement
                                    by and among The Morningstar Group Inc.,
                                    its named subsidiaries and Velda Farms
                                    Inc.****

                   10(k)      --    The Morningstar Group Inc. Employees
                                    Savings and Profit Sharing Plan, revised
                                    effective April 1, 1988.****

                   10(l)     --     License agreement entered into as of
                                    October 1, 1994 between The Morningstar
                                    Group Inc. and AgriFoods International
                                    Cooperative LTD. (Confidential treatment
                                    has been granted with respect to portions
                                    of this exhibit).****

                   10(m)     --     The Morningstar Group Inc. 1994
                                    Incentive and Nonstatutory Stock Option
                                    Plan. (Incorporated by reference to Exhibit
                                    4.2 to the Registration Statement on Form
                                    S-8 (Registration No. 33-53975) filed by
                                    the Registrant on June 6, 1994.)*

                   10(n)      --    Stock Option Agreement dated as of April
                                    14, 1994 by and between The Morningstar
                                    Group Inc. and C. Dean Metropoulos.
                                    (Incorporated by reference to Exhibit
                                    4.3 to the Registration Statement on Form
                                    S-8 (Registration No. 33-53975) filed by
                                    the Registrant on June 6, 1994.)*

                   10(o)      --    The Morningstar Group Inc. 1996 Director
                                    Stock Option Plan.#

                   10(p)      --    Amendment No. 1 to The Morningstar Group
                                    Inc. 1994 Incentive and Nonstatutory Stock
                                    Option Plan.#

                   10(q)       --   Employment Agreement dated as of
                                    October 1, 1995 by and between The
                                    Morningstar Group Inc. and Michael J.
                                    Cramer.#



                 Exhibit
                  Number                          Description
                  ------                          -----------


                   10(r)     --     Change-in-control Arrangement dated as
                                    of September 18, 1996 by and between The
                                    Morningstar Group Inc. and Darron K. Ash.#

                   10(s)      --    Employment Agreement dated as of October
                                    1, 1996 by and between The Morningstar
                                    Group Inc. and C. Dean Metropoulos.
                                    (Incorporated by reference to Exhibit 10.1
                                    to the Current Report on Form 8-K filed
                                    with the Securities and Exchange Commission
                                    on December 18, 1996.)*

                   10(t)      --    Change-in-Control Arrangement dated as
                                    of October 14, 1996 by and between The
                                    Morningstar Group Inc. and Joseph B.
                                    Armes.#

                   10(u)      --    Severance Arrangement by and between The
                                    Morningstar Group Inc. and L. Hollis
                                    Jones.#

                   10(v)       --   Credit Agreement dated as of December 2,
                                    1996 by and among The Morningstar Group
                                    Inc., NationsBank of Texas, N.A. and the
                                    lenders named therein. (Incorporated by
                                    reference to Exhibit 2.2 to the Current
                                    Report on Form 8-K filed with the
                                    Securities and Exchange Commission on
                                    December 18, 1996.)*

                   10(w)     --     Stock Purchase Agreement dated as of
                                    October 20, 1996 by and among Presto Food
                                    Products, Inc., the shareholders of Presto
                                    Food Products, Inc. signatory thereto and
                                    The Morningstar Group Inc. (Incorporated by
                                    reference to Exhibit 2.1 to the Current
                                    Report on Form 8-K filed with the
                                    Securities and Exchange Commission on
                                    December 18, 1996.)*

                   13(a)     --     The Morningstar Group Inc. Annual Report
                                    to Stockholders for the year ended December
                                    31, 1996 (except for the pages and
                                    information thereof expressly incorporated
                                    by reference in this Form 10-K, the annual
                                    report is provided solely for the
                                    information of the Securities and Exchange
                                    Commission and is not to be deemed "filed"
                                    as part of this Form 10-K).#




                 Exhibit
                  Number                     Description
                  ------                     -----------

                   21            --    Subsidiaries.#

                   23.1          --    Consent of Arthur Andersen LLP.#

                   27            --    Financial Data Schedule.#

      (b)   Reports on Form 8-K

                  Current Report on Form 8-K dated as of December 3, 1996 regarding the acquisition of Presto Food Products, Inc.

--------------------


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

**** Incorporated by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994.

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



Date:   March 28, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                Signature                                      Title                                Date
                ---------                                      -----                                ----
        /s/  C. DEAN METROPOULOS            Director and Chief Executive Officer                  March 28, 1997
---------------------------------------
           C. Dean Metropoulos

           /s/  JACK W. EVANS               Director                                              March 28, 1997
---------------------------------------
              Jack W. Evans

            /s/  JOHN R. MUSE               Director                                              March 28, 1997
---------------------------------------
              John R. Muse

          /s/  CHARLES W. TATE              Director                                              March 28, 1997
---------------------------------------
             Charles W. Tate

           /s/  JIM L. TURNER               Director                                              March 28, 1997
---------------------------------------
              Jim L. Turner

           /s/ L. HOLLIS JONES              President and Chief Operating Officer                 March 28, 1997
---------------------------------------
             L. Hollis Jones

            /s/ DARRON K. ASH               Vice President, Chief Financial Officer and           March 28, 1997
---------------------------------------        Principal Accounting Officer
              Darron K. Ash




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Stockholders and
Board of Directors of
The Morningstar Group Inc.:

       We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Morningstar Group Inc., and subsidiaries included in the Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 10, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the Index to Financial Statement Schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                          ARTHUR ANDERSEN LLP





Dallas, Texas,
February 10, 1997

                                                                    SCHEDULE II

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                        -------------------------------
                             (Dollars in Thousands)



                                                                  Deductions              Balance at
                                          Beginning   Charged to     From                   End of
           Period                         of Period    Expense     Reserves  Acquisitions   Period
           ------                         ---------    -------     --------  ------------   ------

Year Ended December 31, 1996 .........      $1,595      $3,681      $(165)      $1,565      $6,676

Year Ended December 31, 1995 .........       1,495         695       (595)        --         1,595

Year Ended December 31, 1994 .........         974         622       (101)        --         1,495



                                EXHIBIT INDEX


                  Exhibit
                  Number                           Description
                  ------                           -----------

                   3(a)      --     Restated Certificate of Incorporation of
                                    the Company. (Incorporated by reference to
                                    Exhibit 3(a) to the Registrant's Annual
                                    Report on Form 10-K of the Registrant for
                                    the fiscal year ended December 31, 1992.)*

                   3(b)      --     Amended and Restated By-laws of the
                                    Company. (Incorporated by reference to
                                    Exhibit 3(b) to the Registrant's Annual
                                    Report on Form 10-K of the Registrant for
                                    the fiscal year ended December 31, 1992.)*

                   4(a)      --     Stockholders' Agreement dated February
                                    5, 1992 among the Company and certain
                                    stockholders. (Incorporated by reference to
                                    Exhibit 4(d) to the Registrant's Annual
                                    Report on Form 10-K of the Registrant for
                                    the fiscal year ended December 31, 1992.)*

                   10(a)     --     Dairy Products Purchase Agreement dated
                                    April 1, 1988, between the Company and
                                    Southland (without exhibits). (Incorporated
                                    by reference to Exhibit 10(a) to the
                                    Registrant's Registration Statement on Form
                                    S-1, as amended, registration No.
                                    33-21790.)*

                   10(b)     --     Employees' Savings and Profit Sharing
                                    Plan dated April 1, 1988. (Incorporated by
                                    reference to Exhibit 10(g) to the
                                    Registrant's Annual Report on Form 10-K of
                                    the Registrant for the fiscal year ended
                                    December 31, 1988.)*

                   10(c)     --     MorningStar Foods, Inc. 1991 Incentive
                                    and Nonstatutory Stock Option Plan.**

                   10(d)     --     The Morningstar Group Inc. 1992
                                    Incentive and Nonstatutory Option Plan.**

                   10(e)     --     Licensing Agreement to produce Lactaid
                                    Brand Lactose Reduced Milk (Confidential
                                    treatment has been granted with respect to
                                    portions of this exhibit).**




                  Exhibit
                  Number                          Description
                  ------                          -----------



                   10(f)       --   Amendment No. 2 to Lactaid Licensing
                                    Agreement and to Distribution Agreement
                                    (Confidential treatment has been granted
                                    with respect to portions of this
                                    exhibit).***

                   10(g)       --   Agreement dated June 1, 1993 between
                                    McNeil Consumer Products Company, a
                                    division of McNeil - PPC, Inc. and The
                                    Morningstar Group Inc. (Confidential
                                    treatment has been granted with respect to
                                    portions of this exhibit). (Incorporated by
                                    reference to Exhibit 10(a) to the
                                    Registrant's Quarterly Report on Form 10-Q
                                    for the quarter ended September 30, 1993.)*

                   10(h)       --   Letter Agreement dated June 1, 1993
                                    between McNeil Consumer Products Company, a
                                    division of McNeil - PPC, Inc. and The
                                    Morningstar Group Inc. and Avoset Food
                                    Corporation. (Confidential treatment has
                                    been granted with respect to portions of
                                    this exhibit). (Incorporated by reference
                                    to Exhibit 10(b) to the Registrant's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended September 30, 1993.)*

                   10(i)       --   Agreement and Plan of Merger dated
                                    February 17, 1994 by and among Engles Dairy
                                    Acquisition, Inc., Velda Farms Inc. and The
                                    Morningstar Group Inc.****

                   10(j)      --    Form of Dairy Products Supply Agreement
                                    by and among The Morningstar Group Inc.,
                                    its named subsidiaries and Velda Farms
                                    Inc.****

                   10(k)      --    The Morningstar Group Inc. Employees
                                    Savings and Profit Sharing Plan, revised
                                    effective April 1, 1988.****

                   10(l)     --     License agreement entered into as of
                                    October 1, 1994 between The Morningstar
                                    Group Inc. and AgriFoods International
                                    Cooperative LTD. (Confidential treatment
                                    has been granted with respect to portions
                                    of this exhibit).****

                   10(m)     --     The Morningstar Group Inc. 1994
                                    Incentive and Nonstatutory Stock Option
                                    Plan. (Incorporated by reference to Exhibit
                                    4.2 to the Registration Statement on Form
                                    S-8 (Registration No. 33-53975) filed by
                                    the Registrant on June 6, 1994.)*

                   10(n)      --    Stock Option Agreement dated as of April
                                    14, 1994 by and between The Morningstar
                                    Group Inc. and C. Dean Metropoulos.
                                    (Incorporated by reference to Exhibit 4.3
                                    to the Registration Statement on Form S-8
                                    (Registration No. 33-53975) filed by the
                                    Registrant on June 6, 1994.)*

                   10(o)      --    The Morningstar Group Inc. 1996 Director
                                    Stock Option Plan.#

                   10(p)      --    Amendment No. 1 to The Morningstar Group
                                    Inc. 1994 Incentive and Nonstatutory Stock
                                    Option Plan.#

                   10(q)       --   Employment Agreement dated as of
                                    October 1, 1995 by and between The
                                    Morningstar Group Inc. and Michael J.
                                    Cramer.#



                 Exhibit
                  Number                          Description
                  ------                          -----------


                   10(r)     --     Change-in-Control Arrangement dated as
                                    of September 18, 1996 by and between The
                                    Morningstar Group Inc. and Darron K. Ash.#

                   10(s)      --    Employment Agreement dated as of October
                                    1, 1996 by and between The Morningstar
                                    Group Inc. and C. Dean Metropoulos.
                                    (Incorporated by reference to Exhibit 10.1
                                    to the Current Report on Form 8-K filed
                                    with the Securities and Exchange Commission
                                    on December 18, 1996.)*

                   10(t)      --    Change-in-Control Arrangement dated as
                                    of October 14, 1996 by and between The
                                    Morningstar Group Inc. and Joseph B.
                                    Armes.#

                   10(u)      --    Severance Arrangement by and between The
                                    Morningstar Group Inc. and L. Hollis
                                    Jones.#

                   10(v)       --   Credit Agreement dated as of December 2,
                                    1996 by and among The Morningstar Group
                                    Inc., NationsBank of Texas, N.A. and the
                                    lenders named therein. (Incorporated by
                                    reference to Exhibit 2.2 to the Current
                                    Report on Form 8-K filed with the
                                    Securities and Exchange Commission on
                                    December 18, 1996.)*

                   10(w)     --     Stock Purchase Agreement dated as of
                                    October 20, 1996 by and among Presto Food
                                    Products, Inc., the shareholders of Presto
                                    Food Products, Inc. signatory thereto and
                                    The Morningstar Group Inc. (Incorporated by
                                    reference to Exhibit 2.1 to the Current
                                    Report on Form 8-K filed with the
                                    Securities and Exchange Commission on
                                    December 18, 1996.)*

                   13(a)     --     The Morningstar Group Inc. Annual Report
                                    to Stockholders for the year ended December
                                    31, 1996 (except for the pages and
                                    information thereof expressly incorporated
                                    by reference in this Form 10-K, the annual
                                    report is provided solely for the
                                    information of the Securities and Exchange
                                    Commission and is not to be deemed "filed"
                                    as part of this Form 10-K).#




                 Exhibit
                  Number                     Description
                  ------                     -----------

                   21            --    Subsidiaries.#

                   23.1          --    Consent of Arthur Andersen LLP.#

                   27            --    Financial Data Schedule.#

(b)       Reports on Form 8-K

                   Current Report on Form 8-K dated as of December 3, 1996 regarding the acquisition of Presto Food Products, Inc.


------------------------

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

**** Incorporated by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994.

#           Filed herewith.