Form 10-Q
period 1997-03-31
MORNINGSTAR GROUP INC
filed 1997-05-13
CIK 832768

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)
[x]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the quarterly period ended March 31, 1997

                                       or

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  , No     .
                                             -----    -----

       As of April 30, 1997, the number of shares outstanding of each class of common stock was:

                Common Stock, $.01 par value: 15,319,443 shares

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                              March 31,     December 31,
                                                                1997           1996
                                                             -----------    ------------
                                                             (Unaudited)
                             ASSETS
CURRENT ASSETS:
  Cash ..................................................     $   6,335      $   4,786
  Receivables, net of allowance for doubtful accounts
    of $6,888 and $6,676 ................................        53,328         57,802
  Inventories ...........................................        26,012         25,400
  Prepaids and other ....................................         2,775          3,015
  Deferred tax assets ...................................         7,339          7,339
  Net assets held for sale ..............................           656            676
                                                              ---------      ---------

           Total current assets .........................        96,445         99,018


PROPERTY, PLANT AND EQUIPMENT:
  Land ..................................................        12,551          7,843
  Buildings .............................................        34,300         29,507
  Machinery and equipment ...............................        75,667         70,239
                                                              ---------      ---------

           Gross property, plant and equipment ..........       122,518        107,589

  Less:  Accumulated depreciation .......................       (25,106)       (22,807)
                                                              ---------      ---------

           Net property, plant and equipment ............        97,412         84,782


INTANGIBLE AND OTHER ASSETS:
  Identifiable intangible assets ........................        72,459         73,146
  Goodwill ..............................................        89,717         96,175
  Deferred financing costs ..............................         2,612          2,731
  Other assets ..........................................           513            139
                                                              ---------      ---------

           Total intangible and other assets ............       165,301        172,191
                                                              ---------      ---------


TOTAL ASSETS ............................................     $ 359,158      $ 355,991
                                                              =========      =========


 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                         March 31,     December 31,
                                                                           1997            1996
                                                                        -----------    ------------
                                                                        (Unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ..................................................     $  32,055      $  32,968
  Accrued liabilities ...............................................        35,988         39,923
  Current portion of long-term debt .................................         9,750          8,000
                                                                          ---------      ---------

          Total current liabilities .................................        77,793         80,891

LONG-TERM DEBT (net of current maturities) ..........................       179,249        177,349

OTHER LONG-TERM LIABILITIES .........................................         3,278          3,269

DEFERRED TAX LIABILITIES ............................................         5,694          5,694

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized;
    15,319,443 shares in 1997 and 15,298,111 shares issued in 1996 ..           153            153
  Additional paid-in capital ........................................        73,349         73,179
  Treasury stock, at cost (767,000 shares in 1997 and 1996) .........        (6,140)        (6,140)
  Retained earnings .................................................        25,780         21,596
                                                                          ---------      ---------

          Total stockholders' equity ................................        93,144         88,788
                                                                          ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................     $ 359,158      $ 355,991
                                                                          =========      =========

 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, dollars in thousands, except per share amounts)


                                                                     Three Months Ended
                                                                          March 31,
                                                                ------------------------------
                                                                    1997             1996
                                                                ------------      ------------
NET SALES .................................................     $    130,298      $     81,724
  Cost of goods sold ......................................           95,069            62,338
  Selling, distribution, and general and administrative ...           24,886            14,498
                                                                ------------      ------------
OPERATING INCOME ..........................................           10,343             4,888

OTHER (INCOME) AND  EXPENSES:
  Interest expense ........................................            3,252               697
  Amortization of deferred financing costs ................              120                95
  Other income, net .......................................             (118)             (191)
                                                                ------------      ------------

INCOME BEFORE INCOME TAXES ................................            7,089             4,287
  Provision for income taxes ..............................            2,905             1,456
                                                                ------------      ------------

NET INCOME ................................................     $      4,184      $      2,831
                                                                ============      ============

EARNINGS PER COMMON SHARE .................................     $        .27      $        .19
                                                                ============      ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING ...........................       15,430,000        14,782,000


 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)


                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                            1997           1996
                                                          ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers ......................     $ 134,772      $ 84,890
  Interest received .................................          --              34
  Income tax refund .................................          --             156
  Cash paid to suppliers and employees ..............      (119,716)      (73,199)
  Interest paid .....................................        (3,979)         (752)
  Income taxes paid .................................        (2,502)         (245)
                                                          ---------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ...........         8,575        10,884

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiary:
   Working capital ..................................        (1,290)           71
   Property, plant and equipment ....................        (1,559)       (3,113)
   Other assets .....................................        (4,151)         (578)
                                                          ---------      --------

       Net cash used by acquisition of subsidiary ...        (7,000)       (3,620)

   Capital expenditures .............................        (3,023)       (2,588)
   Proceeds from sale of fixed assets ...............            13          --
   Other ............................................          (836)          152
                                                          ---------      --------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ....       (10,846)       (6,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ............           170          --
  Net payments under revolving credit facility ......         5,650          --
  Payments on long-term debt ........................        (2,000)       (2,000)
  Purchase of treasury stock ........................          --          (4,300)
                                                          ---------      --------

NET CASH USED BY FINANCING ACTIVITIES ...............         3,820        (6,300)

NET INCREASE (DECREASE) IN CASH .....................         1,549        (1,472)

CASH, BEGINNING OF PERIOD ...........................         4,786         5,811
                                                          ---------      --------

CASH, END OF PERIOD .................................     $   6,335      $  4,339
                                                          =========      ========

 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
                       (Unaudited, dollars in thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                             1997          1996
                                                           -------      --------
NET INCOME ...........................................     $ 4,184      $  2,831

ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FLOW FROM OPERATIONS:
  Depreciation .......................................       2,299         1,444
  Amortization of intangibles ........................       1,540           675
  Increase in deferred taxes .........................        --              21
  Change in assets and liabilities, net of effects
      from acquisition of subsidiary:
        Accounts receivable ..........................       5,187         3,166
        Inventories ..................................          75            13
        Prepaids and other ...........................         240           166
        Accounts payable .............................        (913)          836
        Accrued liabilities ..........................      (4,046)        1,869
        Long-term liabilities ........................           9          (137)
                                                           -------      --------

NET CASH PROVIDED BY OPERATIONS ......................     $ 8,575      $ 10,884
                                                           =======      ========

 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

(1)    CONSOLIDATED FINANCIAL STATEMENTS

              The consolidated financial statements as of March 31, 1997, and for the three months then ended have been prepared by The Morningstar Group Inc. (the "Company" or "Morningstar") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and changes in cash flows at March 31, 1997, and for the three months then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1996 financial statements contained in its most recent Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation.

              On February 3, 1997, the Company completed the purchase of substantially all of the assets of the frozen whipped toppings business of Van de Kamp's, Inc. ("VDK"). VDK's sales for the year ended December 31, 1996 were approximately $13.1 million. VDK is a manufacturer and distributor of frozen whipped toppings primarily supplying retail customers throughout the United States. The Company paid approximately $7.0 million in cash for the assets acquired, and assumed approximately $.1 million in related liabilities. The source of funding was provided by the Company's operations in conjunction with its revolving credit facility.

              During the first quarter of 1997, the company received appraised values on certain assets acquired in the Presto Food Products, Inc. acquisition. As a result, the allocation of the purchase price was revised resulting in a reclassification of $10.3 million from goodwill to property, plant and equipment.

(2)    INVENTORIES

              Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (in thousands):


                                          At             At
                                       March 31,     December 31,
                                         1997           1996
                                       ---------     ------------
Raw materials and supplies .....        $10,865        $11,767
Finished goods .................         15,147         13,633
                                        -------        -------
         Total .................        $26,012        $25,400
                                        =======        =======

              Finished goods inventories include the costs of materials, labor and plant overhead.

(3)    DEBT

              The Company's outstanding long-term debt and average interest rates in effect on March 31, 1997 were:


                                                                   Average
                                                 Amount of         Interest
                                                    Debt             Rate
                                               --------------      --------
                                               (in thousands)
Senior term loan ...........................      $158,000          7.125%
Revolving credit facility (a) ..............        27,999          7.642%
Industrial development revenue bonds .......         3,000          3.650%
                                                  --------

       Total ...............................       188,999

Less:  Current maturities ..................         9,750
                                                  --------

Long-term debt, net of current maturities ..      $179,249
                                                  ========

-----------------

     (a) As of March 31, 1997, approximately $27,999,000 was outstanding under the revolving credit facility and letters of credit totaling $8,827,000 were issued. As of March 31, 1997, the Company had $23,174,000 in additional borrowing capacity under the terms of its revolving credit facility.

(4)    EARNINGS PER COMMON SHARE

              The earnings (loss) per common share is computed based on the weighted average number of shares of the Company's common stock and common stock equivalents outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

              The Company intends to adopt SFAS No. 128 "Earnings Per Share" (SFAS 128) effective December 15, 1997 and present December 31, 1997 and prior periods earnings per share under SFAS 128. Early adoption of the new statement is not permitted. The calculation of basic earnings per share under SFAS 128 will have a favorable impact as it excludes potentially dilutive options previously included in the calculation of primary earnings per share.

(5)    STOCK REPURCHASE PROGRAM

              On June 21, 1995, the Company's Board of Directors announced that it had approved a plan pursuant to which the Company may repurchase up to $20.0 million of its common stock. The purchases will be effected through open market transactions or negotiated transactions from time to time, depending on the market price of the stock and other factors. As of December 31, 1996, 767,000 shares had been repurchased by the Company at a cost of $6.1 million. As of March 31, 1997, the Company had not purchased any additional shares.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION.


Results of Operations - First Quarter 1997
  Compared with First Quarter 1996

      Net sales are classified into three categories: (i) Branded products, which include sales of the Company's seven nationally branded products --International Delight(R), a gourmet-flavored and non-flavored coffee creamer; Second Nature(R), a refrigerated no-cholesterol egg substitute; Mocha Mix(R), non-dairy coffee creamers; Naturally Yours(TM), fat-free and regular, real dairy sour cream; Jon Donaire(R), cheesecakes and desserts; Wacky Willie(TM), flavored shakes; and, in the western two-thirds of the United States, Lactaid(R), lactose-free and lactose-reduced milks produced under license from McNeil Consumer Products Company, a subsidiary of Johnson & Johnson; (ii) Proprietary products, which include the Company's sales of yogurt, aerosol toppings, bakery toppings and icings, and frozen pre-whipped toppings; and
(iii) Specialty products, which include all sales of the Company's specialty foods business other than branded products and proprietary products.

      Net sales for the first quarter of 1997 totaled $130.3 million, an increase of $48.6 million from net sales for the same period in 1996. The following table reflects net sales by product category from year to year (dollars in thousands):


                                Three Months Ended
                                     March 31,
                               ---------------------
Product Category                 1997          1996
----------------               --------      -------
Branded products ........      $ 53,930      $34,139
Proprietary products ....        32,099       13,854
Specialty products ......        44,269       33,731
                               --------      -------

Net Sales ...............      $130,298      $81,724
                               ========      =======


      Net sales of branded products increased by 58.0% for the first quarter of 1997 when compared to the same period of 1996. This improvement was accomplished through increased sales of International Delight, Naturally Yours, Wacky Willie and Lactaid. The acquisition of Presto Food Products, Inc. ("Presto") accounted for approximately $11.1 million of branded sales during the first quarter of 1997. Net sales of proprietary products increased by 131.7% for the first quarter of 1997 when compared to the same period of 1996. This improvement was accomplished through increased sales of yogurt, aerosol toppings and bakery toppings. The acquisition of Presto accounted for approximately $13.1 million of proprietary sales during the first quarter of 1997. Net sales of specialty products increased by 31.2% during the first quarter as compared to 1996 primarily as a result of increased UHT and cultured product sales. Sales of Presto products accounted for approximately $3.3 million of specialty product sales during the first quarter of 1997.

      Gross margin was 27.0% for the first quarter of 1997 compared to 23.7% for the like period of 1996. This increase resulted primarily from three main items: (i) higher overall gross margins for Presto products, (ii) purchasing and manufacturing synergies realized as a result of the acquisition of Presto and (iii) the Company's selective exit from some of its lower margin business.

      Operating expenses as a percentage of net sales were 19.1% for the first quarter of 1997 compared to 17.7% for the same period of 1996. Distribution expense as a percent of sales increased as compared to 1996 due primarily to the acquisition of Presto that included a number of outside warehouses as well as several frozen products which tend to be more costly to distribute than refrigerated products. Selling expenses increased as a percent of sales as a result of increased marketing and promotional activities and increased brokerage commissions related to the increase in branded sales. General and administrative expenses as a percent of sales decreased as compared to 1996 due to continuing efforts to eliminate redundant overhead costs and inefficiencies.

      The Company's operating income during the first quarter of 1997 was $10.3 million, an increase of 111.6% from operating income for the first quarter of 1996 of approximately $4.9 million. The increase in operating income was primarily due to the increased sales of all three product categories, and an increase in gross margin percentage offset in part by increased operating costs.

      For the first quarter, interest expense increased by 366.6% from $.7 million during 1996 to $3.3 million during 1997. The increase resulted from debt incurred in connection with the Presto acquisition.

      The Company recorded net income of $4.2 million in the first quarter of 1997 compared to net income of $2.8 million in the same period last year. The improved profitability was primarily the result of higher sales and an increase in gross margin percentage offset by increases in the Company's interest expense and its provision for income taxes.

Liquidity and Capital Resources

      Cash provided by continuing operations was $8.6 million during the first three months of 1997 compared to cash provided by continuing operations of $10.9 million during the first three months of 1996. The sources of cash during the first quarter of 1997 were the $8.6 million provided by continuing operations, $.2 million from the exercise of stock options and $5.6 million of borrowings from the Company's credit facilities. The cash was utilized to pay down debt of $2.0 million, to provide for capital and other expenditures of $3.8 million, to provide for the purchase of VDK for $7.0 million and to increase cash balances by $1.6 million.

      Capital expenditures during the first quarter of 1997 were spent primarily on equipment additions for increased operating efficiencies. As of March 31, 1997, the Company was in compliance with all covenants and financial ratios contained in its senior credit agreement. Based upon the Company's projections for the remainder of 1997, management does not anticipate any violation of the financial covenants contained in the senior credit agreement.

      At March 31, 1997, the Company had approximately $23.2 million in unused borrowing capacity under its revolving credit facility. The Company expects that operating cash flows, together with borrowings under its revolving credit facility, will be sufficient to fund the Company's requirements for working capital, treasury stock purchases and capital expenditures for the foreseeable future.

Financing

      As of March 31, 1997, the Company's senior credit agreement consisted of a $160.0 million term loan and a $60.0 million revolving credit facility. As of March 31, 1997, approximately $27,999,000 was outstanding under the revolving credit facility and approximately $8,827,000 million in letters of credit were outstanding. As of March 31, 1997, the unpaid principal balance of the term loan was $158.0 million.

      The remaining amortization schedule for the term loan as of March 31, 1997, is as follows:


                                                                Approximate
               Quarterly payment date(s)                      Quarterly payment
           ----------------------------------                 -----------------
           June  30, 1997 - December 31, 1997                  $   2,000,000
           March 31, 1998 - December 31, 1998                  $   3,750,000
           March 31, 1999 - December 31, 1999                  $   5,000,000
           March 31, 2000 - December 31, 2000                  $   7,500,000
           March 31, 2001 - December 31, 2001                  $   8,750,000
           March 31, 2002 - December 31, 2002                  $  13,000,000

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

      (a) 99(A)  Exhibits.

            Calculation of weighted average shares outstanding .

      (b) Reports on Form 8-K.

            (1)  Form 8-K/A dated February 18, 1997.

                 Item 2. Acquisition of Presto Food Products, Inc.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE MORNINGSTAR GROUP INC.



                                           /s/ DARRON K. ASH
                                           ----------------------------
                                           Darron K. Ash
                                           (Authorized Officer)


Date:  May 13, 1997

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

       99(A)  Calculation of weighted average shares outstanding.


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            1997              1996
                                                         -----------      -----------
Weighted average shares outstanding during period         15,309,443       15,234,161

Treasury stock                                              (767,494)        (652,912)

Dilutive effect of stock options,
       (using the treasury stock method)                     888,051          200,751
                                                         -----------      -----------
Weighted Average Common and Common Equivalent
       Shares Outstanding                                 15,430,000       14,782,000
                                                         ===========      ===========

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

  27              Financial Data Schedule