Form 10-Q
period 1997-06-30
MORNINGSTAR GROUP INC
filed 1997-08-14
CIK 832768

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)
[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _______________ to _________________


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
                                               ---       ---

       As of July 31, 1997, the number of shares outstanding of each class of common stock was:

                Common Stock, $.01 par value: 15,442,941 shares

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                           June 30,        December 31,
                                                                                            1997              1996
                                                                                        -------------     -------------
                                                                                          (Unaudited)
                             ASSETS
CURRENT ASSETS:
  Cash.............................................................................     $       2,167     $       4,786
  Receivables, net of allowance for doubtful accounts of $8,852 and  $6,676 .......            48,038            57,802
  Inventories......................................................................            25,689            25,400
  Prepaids and other...............................................................             2,599             3,015
  Deferred tax assets..............................................................             7,339             7,339
  Net assets held for sale.........................................................               630               676
                                                                                        -------------     -------------

           Total current assets....................................................            86,462            99,018


PROPERTY, PLANT AND EQUIPMENT:
  Land.............................................................................            12,551             7,843
  Buildings .......................................................................            35,131            29,507
  Machinery and equipment..........................................................            80,189            70,239
                                                                                        -------------     -------------

           Gross property, plant and equipment.....................................           127,871           107,589

  Less:  Accumulated depreciation..................................................           (27,163)          (22,807)
                                                                                        -------------     -------------

           Net property, plant and equipment.......................................           100,708            84,782


INTANGIBLE AND OTHER ASSETS:
  Identifiable intangible assets...................................................            71,808            73,146
  Goodwill.........................................................................            90,189            96,175
  Deferred financing costs.........................................................             2,495             2,731
  Other assets.....................................................................               661               139
                                                                                        -------------     -------------

           Total intangible and other assets.......................................           165,153           172,191
                                                                                        -------------     -------------


TOTAL ASSETS.......................................................................     $     352,323     $     355,991
                                                                                        =============     =============


 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                            June 30,       December 31,
                                                                                            1997             1996
                                                                                        -------------     -------------
                                                                                         (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................................................     $      27,102     $      32,968
  Accrued liabilities..............................................................            36,364            39,923
  Current portion of long-term debt................................................            11,500             8,000
                                                                                        -------------     -------------

          Total current liabilities................................................            74,966            80,891

LONG-TERM DEBT (net of current maturities).........................................           169,200           177,349

OTHER LONG-TERM LIABILITIES........................................................             3,020             3,269

DEFERRED TAX LIABILITIES...........................................................             5,694             5,694

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized;
    15,382,942 shares in 1997 and 15,261,061 shares issued in 1996.................               153               153
  Additional paid-in capital.......................................................            73,873            73,179
  Treasury stock, at cost (767,000 shares in 1997 and 1996)........................            (6,140)           (6,140)
  Retained earnings ...............................................................            31,557            21,596
                                                                                        -------------     -------------

          Total stockholders' equity...............................................            99,443            88,788
                                                                                        -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................     $     352,323     $     355,991
                                                                                        =============     =============



 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, dollars in thousands, except per share amounts)

                                                                    Three Months Ended           Six Months Ended
                                                                          June 30,                   June 30,
                                                               ---------------------------    -----------------------
                                                                 1997            1996           1997           1996
                                                               -----------     -----------    -----------    ------

NET SALES................................................      $  140,374      $   85,693     $  270,672     $   167,417
  Cost of goods sold.....................................         100,953          65,698        196,022         128,036
  Selling, distribution, and general and administrative..          26,337          14,239         51,223          28,737
                                                               -----------     -----------    -----------    -----------
OPERATING INCOME.........................................          13,084           5,756         23,427          10,644

OTHER (INCOME) AND  EXPENSES:
  Interest expense.......................................           3,310             645          6,562           1,342
  Amortization of deferred financing costs...............             116              95            236             190
  Other income, net......................................            (131)           (191)          (249)           (382)
                                                               -----------     -----------    -----------    ------------

INCOME BEFORE INCOME TAXES...............................           9,789           5,207         16,878           9,494
  Provision for income taxes.............................           4,012           1,744          6,917           3,200
                                                               -----------     -----------    -----------    -----------

NET INCOME...............................................      $    5,777      $    3,463     $    9,961     $     6,294
                                                               ===========     ===========    ===========    ===========

EARNINGS PER COMMON SHARE................................      $      .37      $      .23     $      .64     $       .42
                                                               ===========     ===========    ===========    ===========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING..........................      15,716,000      14,724,000     15,644,000      14,778,000


 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, dollars in thousands)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                            ---------------------------
                                                                                                1997            1996
                                                                                            -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers.........................................................     $   280,622      $  169,021
  Interest received....................................................................              35             127
  Income tax refund....................................................................             -               156
  Cash paid to suppliers and employees.................................................        (245,771)       (148,572)
  Interest paid........................................................................          (7,415)         (1,617)
  Income taxes paid....................................................................          (7,773)         (2,807)
                                                                                            -----------      ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES..............................................          19,698          16,308

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiary:
   Working capital.....................................................................          (1,290)           (125)
   Property, plant and equipment.......................................................          (1,559)         (3,613)
   Other assets........................................................................          (4,151)         (3,315)
                                                                                            -----------      ----------

       Net cash used by acquisition of subsidiary......................................          (7,000)         (7,053)

   Capital expenditures................................................................         (10,121)         (4,455)
   Proceeds from sale of fixed assets..................................................              19             -
   Other...............................................................................          (1,260)          1,173
                                                                                            -----------      ----------

NET CASH USED BY INVESTING ACTIVITIES..................................................         (18,362)        (10,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock...............................................             694             118
  Net payments under revolving credit facility.........................................            (649)            -
  Payments on long-term debt...........................................................          (4,000)         (4,000)
  Purchase of treasury stock...........................................................             -            (4,300)
                                                                                            -----------      ----------

NET CASH USED BY FINANCING ACTIVITIES..................................................          (3,955)         (8,182)
                                                                                            -----------      ----------

NET DECREASE IN CASH...................................................................          (2,619)         (2,209)

CASH, BEGINNING OF PERIOD..............................................................           4,786           5,811
                                                                                            -----------      ----------

CASH, END OF PERIOD....................................................................     $     2,167      $    3,602
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

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
                       (Unaudited, dollars in thousands)


                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                            ---------------------------
                                                                                               1997            1996
                                                                                            -----------     -----------

NET INCOME..............................................................................    $     9,961     $     6,294


ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FLOW FROM OPERATIONS:
  Depreciation..........................................................................          5,243           2,938
  Amortization of intangibles...........................................................          2,988           1,350
  Increase in deferred taxes............................................................            -                21
  Change in assets and liabilities, net of effects from acquisition of subsidiary:
        Accounts receivable.............................................................         10,477           1,604
        Inventories.....................................................................            398          (1,094)
        Prepaids and other..............................................................            416             (70)
        Accounts payable................................................................         (5,866)          2,384
        Accrued liabilities.............................................................         (3,670)          3,018
        Long-term liabilities...........................................................           (249)           (138)
                                                                                            -----------     -----------

NET CASH PROVIDED BY OPERATIONS.........................................................    $    19,698     $    16,308
                                                                                            ===========     ===========




 The accompanying notes are an integral part of these consolidated statements.

                  THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997




(1)  CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements as of June 30, 1997, and for the six months then ended have been prepared by The Morningstar Group Inc. (the "Company" or "Morningstar") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and changes in cash flows at June 30, 1997, and for the six months then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1996 financial statements contained in its most recent Annual Report on Form 10-K. Certain prior year balances have been reclassified to conform to the current year presentation.

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

        During the first six months of 1997, the company received appraised values on certain assets acquired in the Presto Food Products, Inc. acquisition. As a result, the allocation of the purchase price was revised resulting in a reclassification of $9.2 million from goodwill to property, plant and equipment.

(2)  INVENTORIES

        Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (in thousands):

                                                                                              At               At
                                                                                            June 30,      December 31,
                                                                                             1997             1996
                                                                                        --------------    -----------

     Raw materials and supplies...................................................      $      14,443     $      11,767
     Finished goods...............................................................             11,246            13,633
                                                                                        --------------    -------------

                       Total......................................................      $      25,689     $      25,400
                                                                                        ==============    =============

     Finished goods inventories include the costs of materials, labor and plant overhead.

(3)  DEBT

        The Company's outstanding long-term debt and average interest rates in effect on June 30, 1997 were:

                                                                                                              Average
                                                                                          Amount of           Interest
                                                                                           Debt                 Rate
                                                                                       --------------       ------------
                                                                                       (in thousands)

              Senior term loan...................................................      $      156,000             7.130%
              Revolving credit facility (a)......................................              21,700             7.256%
              Industrial development revenue bonds...............................               3,000             4.080%
                                                                                       ---------------

                     Total.......................................................             180,700

              Less:  Current maturities..........................................              11,500
                                                                                       --------------

              Long-term debt, net of current maturities..........................      $      169,200
                                                                                       ==============

              -----------------

              (a) As of June 30, 1997, approximately $21,700,000 was outstanding under the revolving credit facility and letters of credit totaling $7,974,000 were issued. As of June 30, 1997, the Company had $30,326,000 in additional borrowing capacity under the terms of its revolving credit facility.

(4)  EARNINGS PER COMMON SHARE

        The earnings per common share is computed based on the weighted average number of shares of the Company's common stock and common stock equivalents outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options.

        The Company intends to adopt SFAS No. 128 "Earnings Per Share" "SFAS 128" effective December 15, 1997 and present December 31, 1997 and prior periods earnings per share under SFAS 128. Early adoption of the new statement is not permitted. The calculation of basic earnings per share under SFAS 128 will have a favorable impact as it excludes potentially dilutive options previously included in the calculation of primary earnings per share.

(5)  STOCK REPURCHASE PROGRAM

        On June 21, 1995, the Company's Board of Directors announced that it had approved a plan pursuant to which the Company may repurchase up to $20.0 million of its common stock. The purchases will be effected through open market transactions or negotiated transactions from time to time, depending on the market price of the stock and other factors. As of December 31, 1996, 767,000 shares had been repurchased by the Company at a cost of $6.1 million. As of June 30, 1997, the Company had not purchased any additional shares.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION.


Results of Operations - Second Quarter and Year - to - Date 1997 Compared with
  Second Quarter and Year - to - Date 1996

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

      Net sales for the second quarter of 1997 totaled $140.4 million, an increase of $54.7 million from net sales for the same period in 1996. For the six months ended June 30, 1997, net sales were $270.7 million, an increase of $103.3 million from the same period in 1996. The following table reflects net sales by product category from year to year (dollars in thousands):

                                                                Three Months Ended              Six Months Ended
                                                                     June 30,                       June 30,
                                                           -----------------------------    ---------------------------
                                                              1997              1996            1997            1996
                                                           ------------    -------------    ------------    -----------
            Product Category

      Branded products                                     $    54,757     $     32,937     $   108,687     $    66,472
      Proprietary products                                      41,111           16,735          73,210          30,993
      Specialty products                                        44,506           36,021          88,775          69,952
                                                           -----------     ------------     -----------     -----------

      Net Sales                                            $   140,374     $     85,693     $   270,672     $   167,417
                                                           ===========     ============     ===========     ===========


      Net sales of branded products increased by 66.2% and 63.5% for the second quarter and first six months of 1997, respectively, when compared to similar periods in 1996. This improvement was accomplished through increased sales of International Delight, Naturally Yours, Wacky Willie and Lactaid. The acquisition of Presto Food Products, Inc. ("Presto") accounted for approximately $12.7 million and $23.8 million of branded sales during the second quarter and first six months of 1997, respectively. Net sales of proprietary products increased by 145.7% and 136.2%for the second quarter and first six months of 1997, respectively, when compared to the same periods of 1996. This improvement was accomplished through increased sales of yogurt, aerosol toppings and bakery toppings. The acquisition of Presto accounted for approximately $20.9 million and $34.0 million of proprietary sales during the second quarter and first six months of 1997, respectively. Net sales of specialty products increased by 23.6% and 26.9% during the second quarter and first six months as compared to 1996 primarily as a result of increased UHT and cultured product sales.

      Gross margin was 28.1% and 27.6% for the second quarter and first six months of 1997, compared to 23.3% and 23.5% for the like periods of 1996. These increases in gross margin resulted primarily from three main items: (i) higher overall gross margins for Presto products, (ii) purchasing and manufacturing synergies realized as a result of the acquisition of Presto and (iii) the Company's selective exit from some of its lower margin business.

      Operating expenses as a percentage of net sales were 18.8% and 18.9% for the second quarter and first six months of 1997, respectively compared to 16.6% and 17.2% for like periods in 1996. Distribution expense as a percent of sales increased as compared to 1996 due primarily to the acquisition of Presto which included a number of outside warehouses as well as several frozen products which tend to be more costly to distribute than refrigerated products. Selling expenses increased as a percent of sales as a result of increased marketing and promotional activities and increased brokerage commissions related to the increase in branded sales. General and administrative expenses as a percent of sales decreased as compared to 1996 due to continuing efforts to eliminate redundant overhead costs and inefficiencies as well as the fixed nature of a majority of these costs.

      The Company's operating income during the second quarter of 1997 was $13.1 million, an increase of 127.3% from operating income for the second quarter of 1996 of approximately $5.8 million. For the first six months of 1997, operating income was $23.4 million, an increase of 120.1% from 1996 operating income of $10.6 million. The increase in operating income from like periods in 1996 was primarily due to the increased sales of all three product categories, and an increase in gross margin percentage offset in part by increased operating costs.

      For the second quarter, interest expense increased by 413.2% from $.6 million during 1996 to $3.3 million during 1997. For the first six months, interest expense increased 389.0%. The increase in 1997 resulted from debt incurred in connection with the Presto acquisition.

      The Company recorded net income of $5.8 million and $10.0 million in the second quarter and first six months of 1997, respectively compared to $3.5 million and $6.3 million for the comparable periods of 1996. The improved profitability was primarily the result of higher sales and an increase in gross margin percentage offset by increases in the Company's operating expenses, interest expense and its provision for income taxes.

Liquidity and Capital Resources

      Cash provided by operations was $19.7 million during the first six months of 1997 compared to cash provided by operations of $16.3 million during the first six months of 1996. The sources of cash during the first six months of 1997 were the $19.7 million provided by operations, $.7 million from the exercise of stock options and the reduced cash balance of $2.6 million. The cash was utilized to pay down debt of $4.6 million, to provide for capital and other expenditures of $10.1 million and to provide for the purchase of VDK for $7.0 million.

      Capital expenditures during the first six months of 1997 were spent primarily on equipment additions for increased operating efficiencies as well as expansion of certain production lines. As of June 30, 1997, the Company was in compliance with all covenants and financial ratios contained in its senior credit agreement. Based upon the Company's projections for the remainder of 1997, management does not anticipate any violation of the financial covenants contained in the senior credit agreement.

      At June 30, 1997, the Company had approximately $30.3 million in unused borrowing capacity under its revolving credit facility. The Company expects that operating cash flows, together with borrowings under its revolving credit facility, will be sufficient to fund the Company's requirements for working capital, treasury stock purchases and capital expenditures for the foreseeable future.

Financing

      As of June 30, 1997, the Company's senior credit agreement consisted of a $160.0 million term loan and a $60.0 million revolving credit facility. As of June 30, 1997, approximately $21,700,000 was outstanding under the revolving credit facility and approximately $7,974,000 million in letters of credit were outstanding. As of June 30, 1997, the unpaid principal balance of the term loan was $156.0 million.

      The remaining amortization schedule for the term loan as of June 30, 1997, is as follows:

                                                           Approximate
                   Quarterly payment dates              Quarterly payment
            --------------------------------------      -----------------

            September 30, 1997 - December 31, 1997          $   2,000,000
            March 31, 1998 - December 31, 1998              $   3,750,000
            March 31, 1999 - December 31, 1999              $   5,000,000
            March 31, 2000 - December 31, 2000              $   7,500,000
            March 31, 2001 - December 31, 2001              $   8,750,000
            March 31, 2002 - December 31, 2002              $  13,000,000


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  10.1  Executive Retention Agreement, dated as of May 29, 1997 between the Corporation and L. Hollis Jones.

          10.2 Executive Retention Agreement, dated as of May 29, 1997 between the Corporation and Darron K. Ash.

          10.3 Executive Retention Agreement, dated as of May 29, 1997 between the Corporation and Joseph B. Armes.

          10.4 Amendment No. 1 to Employment Agreement, dated as of June 12, 1997 between the Corporation and C. Dean Metropoulos.

          10.5 Amendment No. 1 to Employment Agreement, dated as of June 12, 1997 between the Corporation and Michael J. Cramer

          27    Financial Data Schedule

          99(A) Exhibits.

                Calculation of weighted average shares outstanding.

     (b)  Not Applicable

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE MORNINGSTAR GROUP INC.



                                                  /s/ DARRON K. ASH
                                       ---------------------------------------
                                                  Darron K. Ash
                                               (Authorized Officer)


Date: August 14, 1997

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

  10.1 Executive Retention Agreement, dated as of May 29, 1997 between the Corporation and L. Hollis Jones.

  10.2 Executive Retention Agreement, dated as of May 29, 1997 between the Corporation and Darron K. Ash.

  10.3 Executive Retention Agreement, dated as of May 29, 1997 between the Corporation and Joseph B. Armes.

  10.4         Amendment No. 1 to Employment Agreement, dated as of June 12,
               1997 between the Corporation and C. Dean Metropoulos.

  10.5         Amendment No. 1 to Employment Agreement, dated as of June 12,
               1997 between the Corporation and Michael J. Cramer

  27           Financial Data Schedule

  99(A)        Exhibits.

                Calculation of weighted average shares outstanding.