Form 10-Q
period 1997-09-30
MORNINGSTAR GROUP INC
filed 1997-11-12
CIK 832768

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the quarterly period ended September 30, 1997

                                       or

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

     As of October 31, 1997, the number of shares outstanding of each class of common stock was:

                 Common Stock, $.01 par value: 15,538,969 shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      September 30,    December 31,
                                                                                          1997             1996
                                                                                       ----------       ---------
                                                                                      (Unaudited)

                ASSETS

CURRENT ASSETS:
  Cash.............................................................................    $    2,154       $   4,786
  Receivables, net of allowance for doubtful accounts of $8,570 and  $6,676 .......        45,922          57,802
  Inventories .....................................................................        28,420          25,400
  Prepaids and other ..............................................................         2,450           3,015
  Deferred tax assets .............................................................         7,339           7,339
  Net assets held for sale ........................................................           602             676
                                                                                       ----------       ---------

           Total current assets ...................................................        86,887          99,018


PROPERTY, PLANT AND EQUIPMENT:
  Land ............................................................................        12,551           7,843
  Buildings .......................................................................        35,435          29,507
  Machinery and equipment .........................................................        87,209          70,239
                                                                                       ----------       ---------

           Gross property, plant and equipment ....................................       135,195         107,589

  Less:  Accumulated depreciation .................................................       (28,854)        (22,807)
                                                                                       ----------       ---------

           Net property, plant and equipment ......................................       106,341          84,782


INTANGIBLE AND OTHER ASSETS:
  Identifiable intangible assets ..................................................        71,118          73,146
  Goodwill ........................................................................        89,582          96,175
  Deferred financing costs ........................................................         2,380           2,731
  Other assets ....................................................................           827             139
                                                                                       ----------       ---------

           Total intangible and other assets ......................................       163,907         172,191
                                                                                       ----------       ---------

TOTAL ASSETS.......................................................................    $  357,135       $ 355,991
                                                                                       ==========       =========




  The accompanying notes are an integral part of these consolidated statements.

                   THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                      September 30,    December 31,
                                                                                         1997              1996
                                                                                       ----------       ---------
                                                                                      (Unaudited)

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.................................................................    $   32,308       $  32,968
  Accrued liabilities .............................................................        29,681          39,923
  Current portion of long-term debt ...............................................        13,250           8,000
                                                                                       ----------       ---------

          Total current liabilities ...............................................        75,239          80,891

LONG-TERM DEBT (net of current maturities) ........................................       166,050         177,349

OTHER LONG-TERM LIABILITIES .......................................................         3,017           3,269

DEFERRED TAX LIABILITIES ..........................................................         5,694           5,694

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value, 50,000,000 shares authorized;
    15,513,238 shares in 1997 and 15,261,061 shares issued in 1996 ................           155             153
  Additional paid-in capital ......................................................        74,939          73,179
  Treasury stock, at cost (767,000 shares in 1997 and 1996) .......................        (6,140)         (6,140)
  Retained earnings ...............................................................        38,181          21,596
                                                                                       ----------       ---------

          Total stockholders' equity ..............................................       107,135          88,788
                                                                                       ----------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................    $  357,135       $ 355,991
                                                                                       ==========       =========



  The accompanying notes are an integral part of these consolidated statements.

                   THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                                     Three Months Ended                     Nine Months Ended
                                                                        September 30,                         September 30,
                                                               ------------------------------      -------------------------------
                                                                   1997              1996                1997              1996
                                                               ------------       -----------      ------------       ------------

NET SALES ...............................................      $    134,141       $    99,869      $    404,813       $    267,286
  Cost of goods sold ....................................            96,362            79,281           292,384            207,317
  Selling, distribution, and general and administrative .            23,391            15,147            74,614             43,884
                                                               ------------       -----------      ------------       ------------
OPERATING INCOME ........................................            14,388             5,441            37,815             16,085

OTHER (INCOME) AND  EXPENSES:
  Interest expense ......................................             3,234               691             9,796              2,033
  Amortization of deferred financing costs ..............               115                94               351                284
  Other (income) expense, net ...........................              (188)               32              (437)              (350)
                                                               ------------       -----------      ------------       ------------

INCOME BEFORE INCOME TAXES ..............................            11,227             4,624            28,105             14,118
  Provision for income taxes ............................             4,603             1,597            11,520              4,797
                                                               ------------       -----------      ------------       ------------

NET INCOME ..............................................      $      6,624       $     3,027      $     16,585       $      9,321
                                                               ============       ===========      ============       ============

EARNINGS PER COMMON SHARE ...............................      $        .41       $       .20      $       1.04       $        .63
                                                               ============       ===========      ============       ============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING .........................        16,227,555        14,828,554        15,977,726         14,802,981


  The accompanying notes are an integral part of these consolidated statements.

                   THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited, dollars in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                          1997             1996
                                                       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers ..................      $ 417,038       $ 261,007
  Interest received .............................             58             129
  Income tax refund .............................             --             156
  Cash paid to suppliers and employees ..........       (368,299)       (238,645)
  Interest paid .................................        (10,587)         (2,306)
  Income taxes paid .............................        (11,004)         (4,013)
                                                       ---------       ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES .......         27,206          16,328

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of subsidiary:
   Working capital ..............................         (1,290)            (58)
   Property, plant and equipment ................         (1,559)         (8,343)
   Other assets .................................         (4,302)         (4,511)
                                                       ---------       ---------

     Net cash used by acquisition of subsidiary..         (7,151)        (12,912)

   Capital expenditures .........................        (17,561)         (7,465)
   Proceeds from sale of fixed assets ...........             26              --
   Other ........................................           (865)            123
                                                       ---------       ---------

NET CASH USED BY INVESTING ACTIVITIES............        (25,551)        (20,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options .......          1,762             139
  Net payments under revolving credit facility ..            (49)         12,000
  Payments on long-term debt ....................         (6,000)         (6,000)
  Purchase of treasury stock ....................             --          (4,300)
                                                       ---------       ---------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES.         (4,287)          1,839
                                                       ---------       ---------

NET DECREASE IN CASH ............................         (2,632)         (2,087)

CASH, BEGINNING OF PERIOD .......................          4,786           5,811
                                                       ---------       ---------
CASH, END OF PERIOD .............................      $   2,154       $   3,724
                                                       =========       =========


  The accompanying notes are an integral part of these consolidated statements.

                   THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATIONS
                        (Unaudited, dollars in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              1997           1996
                                                                            --------       --------

NET INCOME ...........................................................      $ 16,585       $  9,321


ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH FLOW FROM OPERATIONS:
  Depreciation .......................................................         6,888          4,953
  Amortization of intangibles ........................................         4,199          2,146
  (Gain) loss on fixed asset retirements .............................           (26)            --
  Increase in deferred taxes .........................................            --             21
  Change in assets and liabilities, net of effects
      from acquisition of subsidiary:
        Accounts receivable ..........................................        12,593         (6,279)
        Inventories ..................................................        (2,333)        (3,265)
        Prepaids and other ...........................................           565           (371)
        Accounts payable .............................................          (660)         5,325
        Accrued liabilities ..........................................       (10,353)         4,692
        Long-term liabilities ........................................          (252)          (215)
                                                                            --------       --------

NET CASH PROVIDED BY OPERATIONS ......................................      $ 27,206       $ 16,328
                                                                            ========       ========




  The accompanying notes are an integral part of these consolidated statements.

                   THE MORNINGSTAR GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997

(1)  CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated financial statements as of September 30, 1997, and for the nine months then ended have been prepared by The Morningstar Group Inc. (the "Company" or "Morningstar") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and changes in cash flows at September 30, 1997, and for the nine months then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1996 financial statements contained in its most recent Annual Report on Form 10-K.

          On February 3, 1997, the Company completed the purchase of substantially all of the assets of the frozen whipped toppings business of Van de Kamp's, Inc. ("VDK"). VDK's sales for the year ended December 31, 1996 were approximately $13.1 million. VDK is a manufacturer and distributor of frozen whipped toppings primarily supplying retail customers throughout the United States. The Company paid approximately $7.2 million in cash for the assets acquired, and assumed approximately $.1 million in related liabilities. The source of funding was provided by the Company's operations in conjunction with its revolving credit facility.

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

(2)  INVENTORIES

          Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (in thousands):

                                                              At                 At
                                                        September 30,      December 31,
                                                             1997               1996
                                                        --------------    -------------

Raw materials and supplies........................      $      10,580     $      11,767
Finished goods....................................             17,840            13,633
                                                        -------------     -------------

   Total..........................................      $      28,420     $      25,400
                                                        =============     =============

          Finished goods inventories include the costs of materials, labor and plant overhead.

(3)  DEBT

          The Company's outstanding long-term debt and average interest rates in effect on September 30, 1997 were:

                                                                                         Average
                                                                 Amount of              Interest
                                                                   Debt                   Rate
                                                             ---------------        ---------------
                                                              (in thousands)

Senior term loan.......................................      $      154,000             7.014%
Revolving credit facility (a)..........................              22,300             7.006%
Industrial development revenue bonds...................               3,000             3.860%
                                                             ---------------

  Total................................................             179,300

Less:  Current maturities..............................              13,250
                                                             ---------------

Long-term debt, net of current maturities..............      $      166,050
                                                             ===============

    -----------------

          (a) As of September 30, 1997, approximately $22,300,000 was outstanding under the revolving credit facility and letters of credit totaling $8,274,000 were issued. As of September 30, 1997, the Company had $29,426,000 in additional borrowing capacity under the terms of its revolving credit facility.

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

(5)  STOCK REPURCHASE PROGRAM

          On June 21, 1995, the Company's Board of Directors announced that it had approved a plan pursuant to which the Company may repurchase up to $20.0 million of its common stock. The purchases will be effected through open market transactions or negotiated transactions from time to time, depending on the market price of the stock and other factors. As of December 31, 1996, 767,000 shares had been repurchased by the Company at a cost of $6.1 million. As of September 30, 1997, the Company had not purchased any additional shares. On September 28, 1997, the Company's Board of Directors terminated the repurchase program.

(6)  RECENT DEVELOPMENTS

          On September 28, 1997, Morningstar entered into a definitive merger agreement with Suiza Foods Corporation ("Suiza"). Under the merger agreement, shareholders of Morningstar will receive 0.85 shares of Suiza common stock for each of the Morningstar common shares outstanding and option holders will receive 0.85 Suiza stock options for each of the Morningstar stock options outstanding. In addition, Suiza will assume all of Morningstar's outstanding debt.

          The definitive merger agreement has been unanimously approved by the Boards of Directors of Suiza and Morningstar. The proposed transaction is subject to certain closing conditions, including without limitation, approval by the shareholders of both companies, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and verification that the merger is eligible for treatment as a tax-free exchange and as a pooling of interests.

          Morningstar has called a special meeting of stockholders to be held on November 26, 1997. Holders of record on October 27, 1997 will be entitled to vote on the merger.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION.

Results of Operations - Third Quarter and Year - to - Date 1997
  Compared with Third Quarter and Year - to - Date 1996

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

     Net sales for the third quarter of 1997 totaled $134.1 million, an increase of $34.3 million from net sales for the same period in 1996. For the nine months ended September 30, 1997, net sales were $404.8 million, an increase of $137.5 million from the same period in 1996. The following table reflects net sales by product category from year to year (dollars in thousands):

                              Three Months Ended            Nine Months Ended
                                September 30,                September 30,
                          -----------------------      -------------------------
                            1997           1996           1997           1996
                          ---------     ---------      ----------     ----------

     Product Category
     ----------------

Branded products          $  53,320     $  37,063      $  162,007     $  103,535
Proprietary products         36,717        18,264         109,927         49,257
Specialty products           44,104        44,542         132,879        114,494
                          ---------     ---------      ----------     ----------

  Net Sales               $ 134,141     $  99,869      $  404,813     $  267,286
                          =========     =========      ==========     ==========

     Net sales of branded products increased by 43.9% and 56.5% for the third quarter and first nine months of 1997, respectively, when compared to similar periods in 1996. This improvement was accomplished through increased sales of International Delight, Naturally Yours, Wacky Willie and Lactaid. The acquisition of Presto Food Products, Inc. ("Presto") accounted for approximately $13.4 million and $37.2 million of branded sales during the third quarter and first nine months of 1997, respectively. Net sales of proprietary products increased by 101.0% and 123.2% for the third quarter and first nine months of 1997, respectively, when compared to the same periods of 1996. This improvement was accomplished through increased sales of yogurt, aerosol toppings and bakery toppings. The acquisition of Presto accounted for approximately $19.0 million and $53.0 million of proprietary sales during the third quarter and first nine months of 1997, respectively. Net sales of specialty products decreased by 1.0% and increased by 16.1% during the third quarter and first nine months as compared to 1996. The Company continues to manage the specialty category for margins with controlled growth.

     Gross margin was 28.2% and 27.8% for the third quarter and first nine months of 1997, compared to 20.6% and 22.4% for the like periods of 1996. These increases in gross margin resulted primarily from three main items: (i) higher overall gross margins for Presto products, (ii) purchasing and manufacturing synergies realized as a result of the acquisition of Presto and (iii) the Company's selective exit from some of its lower margin business.

     Operating expenses as a percentage of net sales were 17.4% and 18.4% for the third quarter and first nine months of 1997, respectively compared to 15.2% and 16.4% for like periods in 1996. Distribution expense as a percent of sales increased as compared to 1996 due primarily to the acquisition of Presto which included a number of outside warehouses as well as several frozen products which tend to be more costly to distribute than refrigerated products. Selling expenses increased as a percent of sales as a result of increased marketing and promotional activities and increased brokerage commissions related to the increase in branded sales. General and administrative expenses as a percent of sales decreased as compared to 1996 due to continuing efforts to eliminate redundant overhead costs and inefficiencies as well as the fixed nature of a majority of these costs.

     The Company's operating income during the third quarter of 1997 was $14.4 million, an increase of 164.4% from operating income for the third quarter of 1996 of approximately $5.4 million. For the first nine months of 1997, operating income was $37.8 million, an increase of 135.1% from 1996 operating income of $16.1 million. The increase in operating income from like periods in 1996 was primarily due to the increased sales and an increase in gross margin percentage offset in part by increased operating costs.

     For the third quarter, interest expense increased by 368.0% from $.7 million during 1996 to $3.2 million during 1997. For the first nine months, interest expense increased 381.8%. The increase in 1997 resulted from debt incurred in connection with the Presto acquisition.

     The Company recorded net income of $6.6 million and $16.6 million in the third quarter and first nine months of 1997, respectively compared to $3.0 million and $9.3 million for the comparable periods of 1996. The improved profitability was primarily the result of higher sales and an increase in gross margin percentage offset by increases in the Company's operating expenses, interest expense and its provision for income taxes.

Liquidity and Capital Resources

     Cash provided by operations was $27.2 million during the first nine months of 1997 compared to cash provided by operations of $16.3 million during the first nine months of 1996. The sources of cash during the first nine months of 1997 were the $27.2 million provided by operations, $1.8 million from the exercise of stock options and the reduced cash balance of $2.6 million. The cash was utilized to pay down debt of $6.0 million, to provide for capital and other expenditures of $18.4 million and to provide for the purchase of VDK for $7.2 million.

     Capital expenditures during the first nine months of 1997 were spent primarily on equipment additions for increased operating efficiencies as well as expansion of certain production lines. As of September 30, 1997, the Company was in compliance with all covenants and financial ratios contained in its senior credit agreement.

     At September 30, 1997, the Company had approximately $29.4 million in unused borrowing capacity under its revolving credit facility. The Company expects that operating cash flows, together with borrowings under its revolving credit facility, will be sufficient to fund the Company's requirements for working capital and capital expenditures for the foreseeable future.

Financing

     As of September 30, 1997, the Company's senior credit agreement consisted of a $160.0 million term loan and a $60.0 million revolving credit facility. As of September 30, 1997, approximately $22.3 million was outstanding under the revolving credit facility and approximately $8.3 million in letters of credit were outstanding. As of September 30, 1997, the unpaid principal balance of the term loan was $154.0 million.

     The remaining amortization schedule for the term loan as of September 30, 1997, is as follows:

                                                 Approximate
    Quarterly payment dates                   Quarterly payment
----------------------------------          ---------------------

December 31, 1997                               $2,000,000
March 31, 1998 - December 31, 1998              $3,750,000
March 31, 1999 - December 31, 1999              $5,000,000
March 31, 2000 - December 31, 2000              $7,500,000
March 31, 2001 - December 31, 2001              $8,750,000
March 31, 2002 - December 31, 2002              $13,000,000

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     To the knowledge of the Company, there are no suits or proceedings pending or threatened against or affecting the Company other than those encountered in the ordinary course of the Company's business and those described in the Company's most recent Annual Report on Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits.

    2.1 Agreement and plan of merger dated as of September 28, 1997 by and among Suiza Foods Corporation, SF Acquisition Corporation, and the Company (incorporated by reference from the Suiza Foods Corporation registration statement on Form S-4 filed on October 14, 1997 (File No. 333-37869)).

   11.1      Calculation of weighted average shares outstanding.

   (b) On September 29, 1997, the Company filed a current report on form 8-K containing a copy of the press release concerning the merger of the Company into Suiza Foods Corporation, and an analyst and investor presentation relating thereto.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE MORNINGSTAR GROUP INC.



                                                   /s/ DARRON K. ASH
                                         -------------------------------------
                                                       Darron K. Ash
                                                    (Authorized Officer)

Date: November 12, 1997

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE MORNINGSTAR GROUP INC.



                                         -------------------------------------
                                                     Darron K. Ash
                                                  (Authorized Officer)

Date: November 12, 1997

                                INDEX TO EXHIBIT

EXHIBIT NO.            DESCRIPTION
-----------            -----------

    11.1         Calculation of weighted average shares outstanding.

    27           Financial Data Schedule.